Form 10QSB
period 1996-03-31
GFS BANCORP INC
filed 1996-05-10
CIK 912244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                       ----------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-22742

                               GFS BANCORP, INC.
- - ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        DELAWARE                                                42-1410536
- - ---------------------------                                -------------------
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation or                                      Identification or
       organization)                                              Number)

                  1025 MAIN STREET, GRINNELL, IOWA 50112-0030
- - ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (515) 236-3121
- - ------------------------------------------------------------------------------
                          (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

     Transitional Small Business Disclosure Format (check one):

                             Yes [_]    No [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of March 31, 1996, there were 514,600 shares of the Registrant's common stock issued and outstanding, including 10,444 shares of restricted stock.

                               GFS BANCORP, INC.

                                     INDEX
                                     -----


PART I.  FINANCIAL STATEMENTS (UNAUDITED)                        PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, March 31, 1996
         and June 30, 1995 (Unaudited)............................. 1

         Consolidated Statement of Income for the Three Months
         and Nine Months Ended March 31, 1996 and 1995
         (Unaudited)............................................... 2

         Consolidated Statement of Shareholders' Equity,
         for the Nine Months Ended March 31, 1996
         (Unaudited)............................................... 3

         Consolidated Statement of Cash Flows, for the Nine
         Months Ended March 31, 1996 and 1995 (Unaudited).......... 4

         Notes to Consolidated Financial Statements (Unaudited).... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................... 7

PART II. OTHER INFORMATION

         Signature Page............................................ 21

                                         GFS BANCORP, INC
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                                     March 31,         June 30,
                   ASSETS                                              1996              1995
Cash & amounts due from depository institutions                       $3,671,797        $4,107,346
Investment securities held to maturity                                 1,435,000         1,551,800
Investment securities available for sale                               2,564,439         4,526,000
Stock in Federal Home Loan Bank                                        1,159,000           832,200
Mortgage-backed securities held to maturity                            3,535,097         3,950,389
Loans receivable, net                                                 67,430,574        54,999,105
Real estate acquired in settlement of loans, net                          60,771                 0
Premises and equipment, net                                              234,430           196,270
Accrued interest receivable                                              347,923           318,250
Other assets                                                             474,111           468,623
                                                                     -----------------------------
                   Total Assets                                      $80,913,142       $70,949,983
                                                                     =============================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $51,050,214       $46,081,945
Advances from Federal Home Loan Bank                                  19,331,528        14,577,952
Advances from borrowers for taxes and insurance                          139,590           192,132
Accrued dividends payable                                                 39,271            40,592
Other accrued expenses and liabilities                                   614,157           517,775
                                                                     -----------------------------
                   Total Liabilities                                 $71,174,760       $61,410,396

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued                                                          - - - -           - - - -
  Common stock, $.01 par value, 2,000,000 shares authorized,
    550,160 and 549,732 shares issued, respectively
    (514,600 and 541,232 shares outstanding, respectively)                $5,501            $5,497
  Additional paid-in capital                                           5,121,394         5,075,728
  Retained earnings - substantially restricted                         5,630,289         5,117,067
  Less common stock acquired by:
    Employee stock ownership plan                                       (275,781)         (325,011)
    Retention and recognition plan                                       (42,517)          (71,802)
  Treasury stock at cost, 35,560 and 8,500 shares, respectively         (626,300)         (131,313)
  Net unrealized loss on available for sale securities                   (74,204)         (130,579)
                                                                     -----------------------------
                   Total Stockholders' Equity                         $9,738,382        $9,539,587
                                                                     -----------------------------

         Total Liabilities & Stockholders' Equity                    $80,913,142       $70,949,983
                                                                     =============================

                               GFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     Three months ended            Nine months ended
                                                                          March 31,                    March 31,
                                                                     1996          1995            1996         1995
                                                                     ----          ----            ----         ----
INTEREST INCOME
  Loans receivable                                                   $1,418,640    $1,026,100      $3,953,793   $2,866,031
  Mortgage-backed securities                                             67,088        74,817         207,403      229,667
  Investment and other securities and
   interest-bearing cash accounts                                       118,042       121,703         413,287      379,191
                                                                     -----------------------------------------------------
      Total Interest Income                                           1,603,770     1,222,620       4,574,483    3,474,889

INTEREST EXPENSE
  Interest on deposits                                                  631,134       524,485       1,878,748    1,497,984
  Interest on FHLB Advances                                             303,756       166,857         882,901      369,215
                                                                     -----------------------------------------------------
      Total Interest Expense                                            934,890       691,342       2,761,649    1,867,199
                                                                     -----------------------------------------------------

      Net Interest Income                                               668,880       531,278       1,812,834    1,607,690

Provision for Loan losses                                                 8,000             0          20,000            0
                                                                     -----------------------------------------------------

  Net Interest Income after provision for loan losses                   660,880       531,278       1,792,834    1,607,690
NON-INTEREST INCOME
  Gain on sale of investment securities available for sale               10,928             0          28,054       36,250
  Other                                                                  22,778        17,677          68,776       67,715
                                                                     -----------------------------------------------------
      Total Non-interest Income                                          33,706        17,677          96,830      103,965

NON-INTEREST EXPENSES
  Salaries and employee benefits                                        203,692       175,991         569,770      562,387
  Occupancy expenses                                                     19,956        13,834          53,638       41,528
  Federal deposit insurance premiums                                     26,807        24,450          78,286       72,387
  Data processing                                                        18,043        16,307          47,408       50,724
  Other                                                                  68,228        83,816         216,793      269,446
                                                                     -----------------------------------------------------
      Total Non-interest Expenses                                       336,726       314,398         965,895      996,472

                                                                     -----------------------------------------------------
    Income before provision for income taxes                            357,860       234,557         923,769      715,183

Provision for Income Taxes                                              117,100        89,250         302,969      274,685
                                                                     -----------------------------------------------------

      Net Income                                                       $240,760      $145,307        $620,800     $440,498
                                                                     =====================================================

Earnings per common share                                                 $0.47         $0.27           $1.19        $0.84
                                                                     =====================================================

                               GFS BANCORP, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                                                                       Net Unrealized
                                                                                                          Loss on
                                              Additional                 ESOP       RRP                  Available       Total
                                      Common   Paid-in     Retained     Stock      Stock     Treasury     for Sale   Stockholders'
                                      Stock    Capital     Earnings     Awards     Awards      Stock     Securities     Equity
                                      -----    -------     --------     ------     ------      -----     ----------     ------
Balance at June 30, 1995              $5,497  $5,075,728  $5,117,067  ($325,011)  ($71,802) ($131,313) ($130,579)      $9,539,587
  Net  income                                                620,800                                                     $620,800
  Dividends declared                                        (107,578)                                                   ($107,578)
  ESOP common stock released
   for allocation                                 42,770                 49,230                                           $92,000
  Amortization of RRP contributions                                                 37,631                                $37,631
  Treasury stock acquired - 28,012
   shares at cost                                                                            (509,953)                  ($509,953)
  Treasury stock reissued to fund
   stock options exercised
   (952 shares)                                   (5,446)                                      14,966                      $9,520
  Issuance of common stock
   (428 RRP shares)                        4       8,342                            (8,346)                                    $0
  Decrease in unrealized loss on
   investments available
   for sale                                                                                               56,375          $56,375
                                      -------------------------------------------------------------------------------------------
Balance at March 31, 1996             $5,501  $5,121,394  $5,630,289  ($275,781)  ($42,517) ($626,300) ($ 74,204)      $9,738,382
                                      ===========================================================================================

                               GFS BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                    March 31
                                                                         1996                  1995
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                  $620,800           $440,498
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                           20,017             11,499
       Gain on sale of real estate                                                 0             (6,610)
       Gain on sale of available for sale investments                        (28,054)           (36,250)
       FHLB Stock Dividend                                                   (20,800)                 0
       Amortization of ESOP and RRP contributions                            129,631            123,181
       Deferred Loan fees                                                     38,947             64,623
       Provisions for losses on loans and real estate                         20,000                  0
       Change in:
           Accrued interest receivable                                       (29,673)           (46,061)
           Other assets                                                       (5,488)           (32,209)
           Other accrued expenses and liabilities                             96,382            218,211
                                                                        --------------------------------
             Net Cash Flows provided by Operating Activities                 841,762            736,882

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of available for sale investment securities             2,077,956            112,497
Proceeds from maturity of available for sale investment securities           150,000            225,000
Proceeds from  held to maturity investment securities                      1,200,000            640,000
Purchase of available for sale investment securities                        (181,500)          (104,648)
Purchase of held to maturity investment securities                        (1,085,000)          (440,000)
Purchase of FHLB Stock                                                      (306,000)                 0
Principal payments received on mortgage-backed securities                    415,065            252,963
Net increase in loans outstanding                                        (12,549,431)        (7,869,429)
Proceeds from sale of real estate                                                  0             20,000
Purchase of office equipment and building improvements                       (58,373)           (82,925)
                                                                        --------------------------------
             Net Cash Flows provided (used) by Investing Activities      (10,337,283)        (7,246,542)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                   4,968,269          2,077,240
Advances from Federal Home Loan Bank                                       8,500,000          9,300,000
Repayment of advances from the Federal Home Loan Bank                     (3,746,424)        (5,553,543)
Net decrease in advances from borrowers for
       taxes and insurance                                                   (52,542)           (82,957)
Proceeds from stock options exercised                                          9,520                  0
Dividends paid                                                              (108,898)                 0
Treasury stock purchased                                                    (509,953)                 0
                                                                         -------------------------------
             Net Cash Flows provided by Financing Activities               9,059,972          5,740,740

Net (increase) increase in cash and cash equivalents                        (435,549)          (768,920)

Cash and Cash equivalents, beginning of period                             4,107,346            198,956
                                                                         -------------------------------
Cash and Cash equivalents, end of period                                  $3,671,797          ($569,964)
                                                                         ===============================

                               GFS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of March 31, 1996 and June 30, 1995, the results of its operations for the three months and nine months ended March 31, 1996 and 1995, changes in stockholders' equity for the nine months ended March 31, 1996 and for the statement of cash flows for the nine months ended March 31, 1996 and 1995.

     Operating results for the three months and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

(2)  Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of common and common stock equivalents for the three and nine month period ended March 31, 1996 was 516,453 shares and 517,881 shares, respectively. The amount set forth above includes 10,444 shares of restricted stock issued in accordance with the recognition and retention plan established by the Company. These restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, 42,320 shares of common stock were issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards Division statement of position 93-6 on "Employers Accounting for Employee Stock Ownership Plans," ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At March 31, 1996, 15,193 ESOP shares were committed to be released and were considered in the earnings per share computations.

(3)  Regulatory Capital Requirements
     -------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1996, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under these regulations. As of March 31, 1996, the Bank substantially exceeded all current regulatory capital standards.

                            Regulatory          Actual
                              Capital           Capital
                            Requirement       (Bank Only)     Excess Capital
                          ---------------   ---------------   ---------------
                          Amount  Percent   Amount  Percent   Amount  Percent
                          ------  -------   ------  -------   ------  -------
                                        (Dollars in Thousands)
Risk-Based..............  $3,636   8.0%     $8,404   18.49%   $4,768   10.49%
Core Capital............   2,385   3.0       7,992   10.06     5,607    7.06
Tangible Capital........   1,193   1.5       7,992   10.06     6,801    8.56

                                PART I - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Business
- - --------

     GFS Bancorp, Inc. (the "Company") was formed to be the holding company for Grinnell Federal Savings Bank ("Grinnell Federal" or the "Bank") in connection with the Bank's conversion to stock form. The Company completed its initial public offering on January 5, 1994 with the sale of 529,000 shares at $10.00 per share. The primary activity of the Company is to act as a holding company for the Bank. As a result, unless otherwise noted, the following discussion relates primarily to the Bank. The primary business of savings banks, including Grinnell Federal, has historically consisted of attracting deposits from the general public and providing financing for the purchase of residential properties. The operations of the Bank are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

     Net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed and related securities and investments, and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

     Net income is also affected by, among other things, gains and losses on sales of real estate and investments, mortgage-backed and related securities, investment securities and foreclosed assets, provisions for loan losses, service charges and other fees, operating expenses and income taxes.

Financial Condition
- - -------------------

     The Company's total assets increased $10.0 million, or 14.1%, from $70.9 million at June 30, 1995 to $80.9 million at March 31, 1996. This increase was due primarily to an increase of $12.4 million in net loans receivable, and $327,000 in Federal Home Loan Bank stock. The increases were partially offset by a $2.1 million decrease in investment securities and a $415,000 decrease in mortgage-backed securities. The increase in loans was funded primarily by a $5.0 million increase in savings deposits and a $4.7 million net increase in borrowings from the Federal Home Loan Bank of Des Moines.

     Total investment securities decreased by $2.1 million, or 34.4%, from $6.1 million at June 30, 1995 to $4.0 million at March 31, 1996 due to the sale of municipal bonds, mutual funds and common stock and maturing investment securities. At March 31, 1996 the investment portfolio consisted primarily of $1.4 million in U.S. agency obligations, $1.6 million in mutual funds, and $1.0 million in preferred and common stocks.

     Stock in the Federal Home Loan Bank of Des Moines increased by $327,000 from $832,000 at June 30, 1995 to $1.2 million at March 31, 1996. The increase was required by the Federal Home Loan Bank according to its standard formula based on the Bank's level of outstanding advances.

     Total mortgage-backed securities decreased $415,000, or 10.6%, from $3.9 million at June 30, 1995 to $3.5 million at March 31, 1996. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $12.4 million, or 22.5%, from $55.0 million at June 30, 1995 to $67.4 million at March 31, 1996. Mortgage loans originated during the nine months ended March 31, 1996, totalled $8.9 million, including $8.1 million secured by one-to-four family dwellings in the Bank's market area and $711,000 secured by commercial real estate, of which $548,000 was located in the Des Moines, Iowa metropolitan area. During this period, the Bank also purchased (i) $2.8 million in loans secured by real estate located in the Des Moines, Iowa metropolitan area, including $2.3 million secured by single family dwellings and a $509,000 loan secured by commercial real estate, and (ii) $12.5 million in loans secured by real estate located in the Madison,

Wisconsin area, including $2.9 million of loans secured by single family dwellings, $8.3 million secured by multi-family dwellings, $446,000 secured by commercial real estate and $800,000 secured by residential land development. Of the $15.3 million in loans purchased during the nine (9) months ended March 31, 1996, $5.4 million were sold to other financial institutions with the Bank retaining the servicing.

     On October 5, 1995, the Bank entered into an exclusive agreement effective November 1, 1995 ("Agreement") with Bache Funding Corp. of Wisconsin ("Bache"), a mortgage banking firm headquartered in Madison, Wisconsin. Under the Agreement, the Bank has a right of first refusal on any real estate loans generated by Bache, including one-to-four family, multi-family, commercial real estate, and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank anticipates that it will sell majority participation interests in these loans to financial institutions located in Iowa and contiguous states. The Bank has had experience with Bache originated loans prior to November 1995. During fiscal 1994 and 1995, the Bank purchased participation interests totalling approximately $8.8 million in Bache originated loans from another financial institution. Although these purchased loans are subject to the same underwriting guidelines as loans originated, they entail a certain amount of risk. In addition to the risks associated with the specific type of loan purchased, loans purchased outside the Bank's market carry a greater degree of risk that those loans originated and serviced by the Bank since the Bank has less control over the subsequent administration of the loans purchased.

     Since entering into the Agreement with Bache, the Bank purchased $2.8 million one-to-four family, $5.6 million multi-family, $446,000 commercial, and $800,000 residential land development loans from Bache. The dollar volume of loans for the purpose of land development is not expected to be a material percentage of Bache originations in future periods. Of the $9.6 million in one-to-four family, commercial, multi-family, and land development loans purchased from Bache during the period November 1, 1995 through March 31, 1996, $5.4 million were sold to other financial institutions with the Bank retaining the servicing.

     Total deposits increased by $5.0 million, or 10.8%, from

$46.1 million at June 30, 1995 to $51.1 million at March 31, 1996. This increase was primarily due to growth of $5.2 million in checking and savings accounts and partially offset by a $250,000 decrease in certificate of deposit accounts. Management believes that the increases in checking and savings were primarily attributable to successful marketing efforts. Management believes the decrease in certificates of deposit was due to attractive yields on money market savings accounts as compared to short term certificate of deposit rates and to other investment alternatives.

     Total borrowed funds had a net increase of $4.7 million, or 32.2%, from $14.6 million at June 30, 1995 to $19.3 million at March 31, 1996. The net increase consisted of borrowings from the Federal Home Loan Bank of Des Moines. The funds were used to fund the increase in mortgage lending.

     Total stockholders' equity increased $200,000 from $9.54 million at June 30, 1995 to $9.74 million at March 31, 1996. The increase was primarily due to $621,000 in net income, amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on available for sale securities. The increase was partially offset by the cost to repurchase 28,012 shares of the Company's stock and by declarations of $.075 per share quarterly dividends in September 1995, December 1995, and March 1996. (See Consolidated Statement of Shareholders' Equity.)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - ------------------------------------------------------------

     General. The Company's net income increased $96,000, or 66.2%, to $241,000 for the quarter ended March 31, 1996 from $145,000 for the quarter ended March 31, 1995. This increase resulted primarily from an increase in net interest income after provision for loan losses of $130,000. Partially offsetting the beneficial effects of the net interest income increases were increases in total non-operating expenses and provision for income taxes of $22,000 and $28,000, respectively.

     Net Interest Income. Net interest income, before provision for loan losses, increased $138,000, or 26.0%, from $531,000 at March 31, 1995 to
$669,000 at March 31, 1996 due to increases in average balances of interest-earning assets. The Company's average spread increased from 2.54% for the three months ended March 31, 1995 to 2.68% for the three months ended March 31, 1996 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income. Interest income increased by $381,000, or 31.8%, from $1.2 million at March 31, 1995 to $1.6 million at March 31, 1996. This increase was primarily due to an increase of 0.31% in the average rate earned on interest-earning assets and an increase of $16.4 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

     Interest Expense. Interest expense increased by $244,000, or 35.3%, from $691,000 for the quarter ended March 31, 1995 to $935,000 for the quarter ended March 31, 1996. This increase was primarily due to an increase of 0.18% in the average rates paid on interest-bearing liabilities, and a $16.3 million increase in the average balance of such liabilities due to an increase in total deposits and borrowed funds.

     Provision for Loan Losses. An $8,000 provision for loan losses was established for the quarter ended March 31, 1996, based upon management's evaluation of the loan portfolio. No provisions were taken during the quarter ended March 31, 1995 based upon management's evaluation of the loan portfolio. Management will continue to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods. (For further details, see "Non-Performing Assets and Allowance for Loan Losses".)

     Non-Interest Income. Non-interest income increased by $16,000 from $18,000 at March 31, 1995 to $34,000 at March 31, 1996. The increase was primarily due to gains on the sale of investment securities during the period.

     Non-Interest Expense. Non-interest expense increased by $23,000 from $314,000 in the quarter ended March 31, 1995 to $337,000 in the quarter ended March 31, 1996. This increase was primarily due to a $28,000 increase in compensation expense due to staff additions. This increase was partially offset by a $16,000 decrease in other expenses including legal, accounting, and annual meeting expenses. See "Regulatory Developments", for information regarding pending legislation which may result in a one-time assessment on the Bank's deposits.

     Provision for Income Taxes. Income tax expense was $89,000 for the quarter ended March 31, 1995 compared to $117,000 for the quarter ended March 31, 1996. This $28,000 increase was primarily due to an increase in income subject to taxes. In addition, income tax expense was favorably impacted by a $10,000 income tax credit on an investment in a low and moderate income multi-family housing development.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
- - ---------------------------------------------------------------------

     General. Net income for the nine months ended March 31, 1996 was $621,000 as compared to $440,000 for the same period ended March 31, 1995, resulting in an increase of $181,000. This increase resulted primarily from an increase in net interest income after provision for loan losses of $185,000 and reductions in non-interest expenses of $31,000. Partially offsetting the beneficial effects of the net interest income increases and expense reductions was a $7,000 decrease in non-interest income.

     Net Interest Income. Net interest income, before provision for loan losses, increased $205,000 from $1.6 million at March 31, 1995 to $1.8 million at March 31, 1996. The Company's average spread decreased from 2.77% for the nine months ended March 31, 1995 to 2.44% for the nine months ended March 31, 1996 due to the fact that rates paid on interest-bearing liabilities increased more than yields on interest-earning assets.

     Interest Income. Interest income increased $1.1 million, or 31.4%, from $3.5 million for the nine months ended March 31, 1995 to $4.6 million for the same period in 1996. This increase was primarily due to an increase of .35% in the average rate earned on interest-earning assets and an increase of $15.6 million in average balance of such assets. Interest income on loans increased $1.1 million, which was due to an increase in the average balance of and yield on the Bank's loan portfolio. Interest income on mortgage-backed securities decreased by $22,000 due to principal payments and prepayments. Interest income on cash and investment securities increased by $34,000 due to an increase in average balances.

     Interest Expense.   Interest expense increased by $894,000 or 47.1%, from
$1.9 million for the nine months ended March 31, 1995 to $2.8 million for the nine months ended March 31, 1996. This increase was primarily due to a $15.1 million increase in the average balance of interest-bearing liabilities and a
 .68% increase in the average rates paid on such liabilities.

     Provision for Loan Losses. A $20,000 provision for loan losses was established for the nine month period ended March 31, 1996, based upon management evaluation of the loan portfolio. No provisions were taken for the nine months ended March 31, 1995. Management will continue to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic conditions dictate. (For further details, see "Non-Performing Assets and Allowance for Loan Losses".)

     Non-Interest Income. Non-interest income decreased from $104,000 for the nine months ended March 31, 1995 to $97,000 for the nine months ended March 31, 1996. This $7,000 decrease was primarily due to the gains on the sale of investment securities during the year earlier period.

     Non-Interest Expense. Non-interest expense decreased from $996,000 in the nine months ended March 31, 1995 to $966,000 for the nine months ended March 31, 1996. This $30,000 decrease, or 3.0%, was primarily due to reductions in a number of expense areas, including legal, accounting, annual meeting, office supplies, and real estate operational expenses. See "Regulatory Developments", for information regarding pending legislation which may result in a one-time assessment on the Bank's deposits.

     Income Tax Expense. Income tax expense was $275,000 for the nine months ended March 31, 1995, as compared to $303,000 for the nine months ended March 31, 1996. This $28,000 increase was due to an increase in income subject to taxes. In addition, the income tax expense was favorably impacted by a $20,000 income tax credit on an investment in a low and moderate income multi-family housing development.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1996 was $412,000, or 0.61% of the total loans. The June 30, 1995 allowance for loan losses was $400,000, or 0.7% of total loans. Total assets classified as substandard, doubtful or loss, increased from $78,000 as of June 30, 1995 to $730,000, or 0.90% of total assets, as of March 31, 1996. This increase reflects the addition of a $227,000 commercial real estate participation loan in the Madison, Wisconsin metropolitan area and a $437,000 package of equipment leases owned by the Bank. The commercial real estate loan is secured by a combination retail and four (4) unit apartment located in Madison, Wisconsin. A lake lot provides additional collateral. The borrower has made no payments since December 1995. Foreclosure proceedings have been initiated and the collateral property was placed in judgement in April 1996. Management believes that the loan is adequately collateralized and expects no loss on disposition of the property.

     The referenced equipment leases were sold and serviced by Bennett Funding Group and its affiliates (the "Bennett Group"), certain of which have been charged by the Securities and Exchange Commission with, among other things, the
illegal sale of fictitious equipment leases.   On April 1, 1996, the Bennett
Group filed for Chapter 11 Bankruptcy, resulting in the suspension of payments on the Bank's leases. Management has reviewed the Bank's lease files and supporting documentation and has discovered no evidence of fraud related to this lease portfolio. While, on the basis of this review and other information available at this time, management does not currently expect these events to have a material adverse effect on the Company's earnings or financial condition, this conclusion may be altered by future developments in this matter. Write-downs of this asset may be necessary, though the size of any such write-downs cannot be predicted with accuracy at this time.

     Other loans of concern increased $364,000 to $704,000 at March 31, 1996. This increase primarily reflects the addition of a $270,000 commercial real estate loan secured by a manufacturing facility located in Grinnell, Iowa. Although the loan is current, the sole tenant vacated the building in December 1995 and a new tenant has not yet been found. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

     The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. For all periods presented the Company had no significant troubled debt restructuring. The following table sets forth the amount of non-performing assets at the periods indicated.

                                      March 31,     June 30,
                                         1996         1995
                                      ---------     --------
                                      (Dollars in Thousands)

Non-Accruing Loans and Leases.......    $ 726         $  14
Foreclosed Assets...................       61            --
                                        -----         -----
Total Non-Performing Assets.........    $ 787         $  14
Total Non-Performing Assets as a
   Percentage of Total Assets.......      .97%          .02%

     Total non-performing assets increased $773,000 to $787,000, or .97% of total assets, at March 31, 1996 from $14,000 or .02% of total assets at June 30, 1995.

Liquidity and Capital Resources.

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. At March 31, 1996 the Bank's liquidity ratio was 8.9% which exceeded the minimum regulatory requirements on such date.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1996, the Company had commitments to purchase or originate loans totalling $411,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

     At March 31, 1996, the Bank's tangible capital was $8.0 million, or 10.1%, of adjusted total assets, which is in excess of the 1.5% requirement by $6.8 million. In addition, at March 31, 1996, the Bank had core capital of $8.0 million , or 10.1%, of adjusted total assets, which exceeds the 3% requirement by $5.6 million. The Bank had risk-based capital of $8.4 million at March 31, 1996 or 18.5% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $4.8 million.

     The OTS's risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model
adopted by the OTS.   The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Management believes the Bank will continue to meet its regulatory capital requirements under these risk-based capital rule.

Regulatory Developments.

     The Bank is a member of the SAIF, which is administered by the FDIC. The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determined that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.

     As in the case with SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits in anticipation of the BIF reaching the required reserve ratio. The revisions became effective in the third quarter of 1995. Subsequently, the FDIC reduced the premium rate to 0.0% for the most highly rated BIF insured institutions.

     The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980's. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

     The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF-insured banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In April 1996, there was an attempt to attach legislation that would have provided for a special one-time assessment to recapitalize the SAIF and would have spread the interest payments on obligations issued by the FICO on all FDIC-insured institutions. Such attempt was unsuccessful. The Company cannot predict whether this proposed legislation will be enacted in the future or, if enacted, what its final form will be. The following summarizes the major provisions of the legislation as most recently considered by Congress. As part of the continuing resolution, Congress proposed to authorize the FDIC to assess a one-time fee on institutions, like the Bank, with deposits insured by the SAIF in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act ("FDIA"). The amount of such assessment would be determined by the FDIC based on the amount of reserves in the SAIF, the amount of insured deposits and such other factors as the FDIC deemed appropriate. The amount of such assessment for an individual institution would have been based on its SAIF-assessable deposits as of March 31, 1995 and was expected to range between 0.85% and 0.90% of such deposits. The special assessment would have been due on such date as the FDIC prescribed within 60 days of enactment of the legislation. The proposed legislation provided for the merger of the SAIF and the BIF into a single Deposit Insurance Fund effective January 1, 1998 if no insured depository institution was a savings association on that date. Based on its deposits as of March 31, 1995, the Bank would have been required to pay a special assessment of approximately $375,000 on a pre-tax basis if it is assessed at the rate of 0.90% of SAIF-assessable deposits.

     Also under consideration by Congress are proposals relating to merger of the BIF and SAIF funds, the elimination of the thrift charter and the federal tax implications of conversion to a national bank. Grinnell Federal is unable to accurately predict at this time whether any of these proposals will be adopted in their current form or the impact of these proposals on the Bank.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              Filed 8-K on January 22, 1996 to report the
              Commencement of Stock Repurchase Program.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GFS BANCORP, INC.

                                Registrant


Date: May 10, 1996              /s/ Steven L. Opsal
                                -----------------------------
                                Steven L. Opsal, President
                                  and Chief Executive Officer


Date: May 10, 1996              /s/ Katherine A. Rose
                                -----------------------------
                                Katherine A. Rose, Vice President
                                  and Chief Financial Officer