Form 10KSB
period 1996-06-30
GFS BANCORP INC
filed 1996-10-01
CIK 912244

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____________________ to ___________________

                         Commission File Number 0-22742

                               GFS BANCORP,INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                 Delaware                                  42-1410536
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)

    1025 Main Street, Grinnell, Iowa                               50112-0030
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:         (515) 236-3121
                                                    ----------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES  X    NO
          ---.     ---.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year:  $6.4 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing prices of such stock on the Nasdaq System as of September 3, 1996, was $7.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 3, 1996, there were issued and outstanding 502,600 shares of the Registrant's Common Stock.

     Transitionally Small Business disclosure format (check one): yes     no  X
                                                                      ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1996.

     Part III of Form 10-KSB - Proxy Statement for 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business
         -----------------------

General

     The Company. GFS Bancorp, Inc. (the "Company"), a Delaware corporation, was formed in September 1993 to act as the holding company for Grinnell Federal Savings Bank ("Grinnell Federal" or the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on January 5, 1994. The primary business activity of the Company is to act as the holding company of the Bank. The Company also invests in U.S. government obligations, common and preferred stocks and mutual funds.

     The executive offices of the Company and its subsidiary are located at 1025 Main Street, Grinnell, Iowa 50112 and the telephone number at that address is
(515) 236-3121.

     Grinnell Federal. Grinnell Federal, originally chartered in 1935, is a federally chartered savings bank headquartered in Grinnell, Iowa. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). As a federally chartered savings bank, the Bank is regulated by the Office of Thrift Supervision, Department of the Treasury ("OTS").

     Grinnell Federal primarily serves Poweshiek County, as well as, parts of Marshall, Iowa, and Jasper Counties, Iowa through its office located at 1025 Main Street, Grinnell, Iowa 50112. The Bank competes in loan originations and in attracting deposits with approximately six financial institutions serving its primary market area.

     Grinnell Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses the deposits, together with borrowings and other funds, to originate loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Bank also originates loans secured by commercial and multi-family real estate, and construction, consumer and commercial business loans.

     In addition, in order to supplement loan demand in its market area, Grinnell Federal has purchased whole loans and participation interests in loans secured by one- to four-family owner-occupied real estate in the Des Moines, Iowa metropolitan area, and multi-family and commercial real estate in the Madison and Milwaukee, Wisconsin metropolitan areas, originated by a mortgage broker located in Wisconsin and other savings institutions headquartered in Iowa. All of such purchased loans meet the Bank's underwriting standards.

     The Bank also invests in U.S. Government and agency securities, municipal bonds and other investment securities. See "- Investment Activities."

     The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank only solicits deposits in its primary market area and does not accept brokered deposits.

     Market Area. The office of the Bank is located at 1025 Main Street, Grinnell, Iowa 50112. Through this office, Grinnell Federal currently serves primarily Poweshiek County and, to a lesser extent, portions of Marshall, Iowa, and Jasper Counties, Iowa.

     Grinnell, Iowa is located in Poweshiek County, and is approximately 55 miles east of Des Moines, Iowa. Poweshiek County has a population of approximately 19,000 persons, and Grinnell's population is estimated at 8,900 people. Grinnell has a mixed industrial and agricultural economy consisting of some 200 retail and service enterprises serving the Grinnell area. Major employers include Grinnell College, Grinnell Mutual Reinsurance Company, DeLong Sportswear, GTE, Grinnell Regional Medical Center, Donaldson Company and CertainTeed Company.

Lending Activities

     General. Historically, the Bank originated fixed-rate mortgage loans. Since the early 1980s, however, the Bank has emphasized, subject to market conditions, the origination and holding of adjustable-rate mortgage ("ARM") loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, the Bank continues to originate for its loan portfolio fixed-rate mortgages with terms not greater than 30 years.

     The Bank's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Bank also originates and purchases loans secured by commercial and multi-family real estate and a limited number of construction, consumer and commercial business loans. During fiscal 1996, the Bank originated $14.6 million and purchased $22.9 million in loans which contributed to the increase in the Bank's loan portfolio. Of the $22.9 million in loans purchased during the 1996 fiscal year, $9.3 million in participation interests were sold to other financial institutions with the bank retaining the servicing. See
"- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). At June 30, 1996, the Bank's net loan portfolio totaled $71.8 million.

     All members of the Board of Directors serve as Loan Committee members. At any given time, the approval of at least two outside directors and one inside director is required to approve loans for which approval of the Loan Committee is required. Loan Committee approval is required for unsecured consumer loans greater than $25,000, secured consumer loans over $50,000, and commercial (non-real estate) loans of more than $50,000. The Loan Committee must also approve all loans secured by real estate over $300,000.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1996, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1.4 million. At June 30, 1996, the Bank had no loans with aggregate outstanding balances in excess of this amount. Since the Bank's current lending policy generally limits loans secured by real estate to $500,000 and consumer loans to $50,000, the Bank has not been materially restricted by this lending limit.

     At June 30, 1996, the Bank had four (4) lending relationships exceeding $750,000 secured primarily by multi-family and commercial real estate properties. At June 30, 1996, the foregoing loans were performing in accordance with their loan repayment terms.

     Loan Portfolio Composition. The following table presents the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                              June 30,
                                               ------------------------------------
                                                      1996              1995
                                               -----------------  -----------------
                                                Amount   Percent   Amount   Percent
                                               --------  -------  --------  -------
                                                       (Dollars in Thousands)

     Real Estate Loans:
     ------------------
      One-to four-family.....................  $49,015     65.3    $38,337     67.4%
      Multi-family...........................   11,589     15.4      7,118     12.5
      Commercial.............................    8,184     10.9      6,946     12.2
      Construction and land..................    3,721      5.0      3,222      5.7
                                               -------    -----    -------    -----

          Total real estate loans............   72,509     96.6     55,623     97.8
                                               -------    -----    -------    -----
     Other Loans:
     ------------
      Consumer Loans:
       Deposit account.......................       42       .1         96       .2
       Automobile............................      669       .9        412       .7
       Home equity line of credit............      274       .3         41       .1
       Home improvement......................        7      ---          6      ---
       Other.................................      296       .4        133       .2
                                               -------    -----    -------    -----
          Total consumer loans...............    1,288      1.7        688      1.2
       Commercial business/1/................    1,297      1.7        561      1.0
                                               -------    -----    -------    -----
          Total other loans..................    2,585      3.4      1,249      2.2
                                               -------    -----    -------    -----

          Total loans........................   75,094    100.0%    56,872    100.0%
                                                          =====               =====

     Less:
     -----
      Loans in process.......................    2,473               1,308
      Deferred fees and discounts............      207                 165
      Allowance for losses...................      641                 400
                                               -------             -------
      Total loans receivable, net............  $71,773             $54,999
                                               =======             =======

------------------------
     /1/Includes commercial leases totaling $437,000 at June 30, 1996.

     The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.


                                                         June 30,
                                                         --------
                                               1996                1995
                                           ----------------   ----------------
                                           Amount   Percent   Amount   Percent
                                           ------   -------   ------   -------
                                                (Dollars in Thousands)
     Fixed-Rate Loans:
     -----------------

      Real estate:
       One- to four-family..............   $22,568    30.1%   $15,288     26.9%
       Multi-family.....................     1,236     1.6        862      1.5
       Commercial.......................     1,174     1.6      1,043      1.8
       Construction and land............     3,469     4.7         19       .1
                                           -------   -----    -------    -----

         Total fixed-rate real
           estate loans.................    28,447    38.0     17,212     30.3

      Non-real estate:
       Consumer.........................     1,014     1.3        647      1.1
       Commercial business..............       695      .9        286       .5
                                           -------   -----    -------    -----

         Total fixed-rate loans.........    30,156    40.2     18,145     31.9
                                           -------   -----    -------    -----

     Adjustable-Rate Loans:
     ----------------------

      Real estate:
       One- to four-family..............    26,447    35.2     23,049     40.5
       Multi-family.....................    10,353    13.8      6,256     11.0
       Commercial.......................     7,010     9.3      5,903     10.4
       Construction and land............       252      .3      3,203      5.6
                                           -------   -----    -------    -----

         Total adjustable-rate
          real estate loans.............    44,062    58.6     38,411     67.5

      Non-real estate:
       Home equity line of credit.......       274      .4         41       .1
       Commercial business..............       602      .8        275       .5
                                           -------   -----    -------    -----
         Total adjustable-rate loans....    44,938    59.8     38,727     68.1
                                           -------   -----    -------    -----

         Total loans....................    75,094   100.0%    56,872    100.0%
                                                     =====               =====

     Less:
     -----
      Loans in process..................     2,473              1,308
      Deferred fees and discounts.......       207                165
      Allowance for loan losses.........       641                400
                                           -------            -------

         Total loans receivable, net....   $71,773            $54,999
                                           =======            =======

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                               Real Estate
                                               -----------
                                  One- to      Multi-family    Construction/(1)/              Commercial
                                four-family   and Commercial      and Land         Consumer    Business     Total
                                -----------   --------------   -----------------   --------   ----------    -----

                                   Amount         Amount            Amount          Amount      Amount      Amount
                                  --------       --------          --------        --------    --------    --------
                                                                (Dollars in Thousands)
Due During Years Ending
June 30,

1997.....................          $   368        $   ---           $ 3,219         $ 244       $ 113       $ 3,944
1998.....................              186            442               100           225          46           999
1999.....................              327            137               150           184         333         1,131
2000 and 2001............            1,672            288                18           353         509         2,840
2002 to 2006.............            7,127         11,309               ---           282         122        18,840
2007 to 2011.............           10,674          3,858                 9           ---          25        14,566
2011 and thereafter......           28,661          3,739               225           ---         149        32,774

-------------------------------
/(1)/Assumes the term during the construction phase.


     At June 30, 1996 the total amount of loans due after June 30, 1997 which had fixed interest rates was $26.2 million, while the total amount of loans due after such dates which had floating or adjustable interest rates was $44.9 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At June 30, 1996, the Bank's one- to four-family residential mortgage loans totaled $49.0 million, or 65.3%, of the Bank's loan portfolio.

     The Bank currently makes adjustable-rate one- to four-family residential mortgage loans in amounts of up to 90% of the lesser of the appraised value or selling price of the security property. For loans with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 70% of the appraised value or selling price of the security property.

     The Bank currently offers one-year, three-year and five-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by the Bank is based upon the one year, three year and five year Treasury Constant Maturity rate. The adjustable-rate loans currently originated by the Bank provide for a 1% to 3% annual cap and floor, and a 5% to 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on increases in interest rates reduce the extent to which these loans can help protect the Bank against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. Approximately 46.2% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 1996 were originated with adjustable-rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks have not had a material adverse effect on the Bank to date.

     The Bank also originates fixed-rate mortgage loans. These fixed-rate loans currently originated by the Bank have terms of up to 30 years. Interest rates charged on these fixed-rate loans are competitively priced according to local market conditions.

     In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the initial or stated rate of the loan. Borrowers on adjustable-rate loans are currently qualified at the fully indexed rate. However, in the past, the Bank qualified borrowers at the initial rate.

          An appraisal or evaluation report of the security property from Board-approved appraisers is obtained on all mortgage loan applications. In connection with origination of residential real estate loans, the Bank generally requires that the borrower obtain an opinion from an attorney regarding the title to the property and fire and casualty insurance to protect the Bank's interest.

     In addition, in order to supplement loan demand in the Bank's primary market area, the Bank has purchased whole loans secured by one- to four-family real estate located in Iowa, Texas, Colorado, Utah, and Wisconsin originated by financial institutions and mortgage companies. Generally the loans purchased by the Bank over the last 2 years are being serviced by the Bank. The potential risks associated with out of area lending include the lack of control over loan servicing when loans are serviced by others and the inability to closely monitor and inspect the property. In order to mitigate these risks, the Bank only purchases loans that meet its underwriting standards used in originating loans in its market area.

     During fiscal 1996, the Bank purchased 68 loans secured by one- to four-family real estate totalling $8.5 million; substantially all of which were located in the States of Iowa and Wisconsin. Of this $8.5 million in purchased one- to four-family loans, $1.2 million were sold to other financial institutions. At June 30, 1996, approximately $7.5 million, or 15.3% of the Bank's one- to four-family residential mortgage loan portfolio was purchased by the Bank. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank on occasion has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. One- to four-family real estate loans may be assumed provided home buyers meet the Bank's underwriting standards and the loan terms are modified, to the extent necessary, to conform with the Bank's present yield and maturity requirements.

     Construction and Land Lending. The Bank also originates and purchases construction loans for the construction of one- to four-family, multi-family and commercial real estate, and loans secured by land. At June 30, 1996, the Bank's construction and land loan portfolio totaled $3.7 million.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to 12 months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

     Construction loans are obtained principally through continued business from individuals who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are limited to a percentage of the lesser of current appraised value and/or the cost of construction (land plus building).

     In addition, the Bank has originated and purchased construction loans for the construction of multi-family and commercial properties located in its market area and the Madison and Milwaukee, Wisconsin area. Construction loans on commercial real estate projects may be secured by strip shopping centers, apartments, small office building, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match the permanent non-residential real estate loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At June 30, 1996, the Bank had $786,000 of outstanding loans for the construction of commercial and multi-family buildings. See "Multi-Family Commercial Real Estate Lending" and "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     No construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the property, whether through the Bank or another financial institution.

     Because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

     To a very limited extent, the Bank originates or purchases loans secured by raw land in its market area and in the Madison, Wisconsin area. Such loans carry fixed and adjustable rates and terms of one to ten years. At June 30, 1996, there was $502,000 in outstanding loans secured by raw land.

     Multi-Family/Commercial Real Estate Lending. The Bank has purchased whole loans and participation interests in loans originated by other lenders and, to a limited extent, has originated loans secured by multi-family and commercial real estate. At June 30, 1996, the Bank had $19.8 million in multi-family and commercial real estate loans, representing 26.3% of the bank's loan portfolio.

     In the past, the Bank purchased whole loans and interests in loans secured by multi-family and commercial real estate from financial institutions and mortgage companies located throughout the United States. Approximately 75.2% of the property securing the Bank's multi-family and commercial real estate loan portfolio is located outside the State of Iowa. Many of these properties securing these purchased loans and participations are located in Texas, Colorado, Wisconsin and Utah. Some of these areas have experienced adverse economic conditions, including a general softening in the real estate markets and local economies, which resulted in increased delinquencies and loan losses during prior years. However, many of the Bank's multi-family and commercial real estate loans are now seasoned. During the 1993, 1994, and 1995 fiscal years, the Bank had no significant delinquencies in this portfolio. In the current fiscal year, the Bank has experienced several delinquencies in its Wisconsin multifamily and commercial real estate portfolio. See discussion under "Asset Quality" herein.

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

     Since entering into the Agreement with Bache, the Bank purchased $6.0 million one-to-four family, $8.1 million multi-family, $2.1 million commercial, and $1.0 million residential land development loans from Bache. The dollar volume of loans for the purpose of land development is not expected to be a material percentage of Bache originations in future periods. Of the $17.2 million in one-to-four family, commercial, multi-family, and land development loans purchased from Bache during the period November 1, 1995 through June 30, 1996, $9.3 million in participation interests were sold to other financial institutions with the Bank retaining the servicing. It is the Bank's policy to only purchase loans that meet its underwriting standards used in originating loans in its market area and to perform periodic site inspections.

     The table below sets forth by type of security property of the Bank's multi-family and commercial real estate loans (including construction loans) at June 30, 1996.

                                                     Outstanding      Amount
                                         Number of    Principal   Non-Performing
                                           Loans       Balance    or of Concern
                                         ---------   -----------  --------------
                                                  (Dollars in Thousands)
Office Buildings and
   business facilities...................    36         $ 7,733        $  488
Multi-family.............................    44          11,856           751
Hotel/Motel..............................     2             971           ---
                                            ---         -------        ------

  Total commercial and multi-family
     real estate loans/(1)/..............    82         $20,560        $1,239
                                            ===         =======        ======

------------
/(1)/ Includes $786,000 of multi-family and commercial real estate construction loans.

     Multi-family and commercial real estate loans originated by the Bank generally have terms ranging from 10 to 25 years and up to 30-year amortization schedules. Rates on such loans generally either (i) adjust (subject, in some cases, to specified interest rate caps) at one, three and five year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under the Bank's current loan policy, multi-family and commercial real estate loans (other than loans to facilitate) are written in amounts of up to 75% of the appraised value of the properties.

     Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank are performed by an independent appraiser approved by the Bank at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. Personal guarantees are generally obtained for all or a portion of most of the Bank's multi-family and commercial real estate loans. While the Bank continues to monitor multi-family and commercial real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless the Bank believes that there are questions regarding the progress of the loan or the value of the collateral.

     Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Bank has attempted to minimize these risks through its underwriting standards and by lending primarily on existing income-producing properties.

     Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing Grinnell Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At June 30, 1996, the Bank's consumer loan portfolio totaled $1.3 million, or 1.7%, of its loan portfolio. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

     Grinnell Federal offers a variety of secured consumer loans, including home improvement loans, home equity line of credit loans, auto loans, mobile home loans and loans secured by savings deposits and other consumer collateral. The Bank also offers a limited amount of unsecured loans. The Bank currently originates substantially all of its consumer loans in its market area. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans generally have a fixed-rate of interest.

     The Bank does not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1996, two consumer loans totalling $1,400 were 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     Commercial Business Lending. Federally chartered savings institutions, such as Grinnell Federal, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     At June 30, 1996, Grinnell Federal had $1.3 million in commercial business loans outstanding, representing 1.7% of the Bank's total loan portfolio, with no additional commercial business loan commitments. Included in the $1.3 million in commercial business loans, were $437,000 in commercial equipment leases. These leases are currently non-performing. Payments on the leases were suspended in March 1996 when the seller/servicer filed bankruptcy. See "Non-Performing Assets". In addition, at June 30, 1996, Grinnell Federal had no letters of credit outstanding.

     Most of the Bank's commercial business loans have terms to maturity of 10 years or less and fixed or adjustable interest rates. The Bank's loan policy provides that commercial loans may not exceed $100,000, without prior Board approval.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     The Bank recognizes the generally increased risks associated with commercial business lending. Grinnell Federal's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Grinnell Federal's credit analysis.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

     The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short term compared to long term) of interest rates, as well as, the current and expected future level of interest rates and competition.

     Historically, the Bank has purchased loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such purchases have enabled Grinnell Federal to offset the relatively low level of loan demand in the Bank's principal market area, to take advantage of favorable lending opportunities in other markets, to diversify its portfolio and to limit origination expenses while generally providing the Bank with a higher yield than was available on mortgage-backed securities. During fiscal 1994, the Bank purchased loans from two Iowa-based financial institutions secured by one- to four-family and multi-family real estate located in the Des Moines, Iowa metropolitan area and the Madison and Milwaukee, Wisconsin areas, respectively. During fiscal 1996, 1995 and 1994, the Bank purchased $5.7 million, $11.8 million and $10.1 million, respectively, of loans pursuant to these agreements.

     In addition, during fiscal 1996, the Bank entered into an agreement with Bache Funding, Inc.("Bache"), a mortgage banking firm headquartered in Madison, Wisconsin giving the Bank the right of first refusal on any real estate loans generated by Bache, including one-to-four family, multi-family, commercial real estate, and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank has sold and plans to continue to sell majority participation interests in these loans to financial institutions located in Iowa and contiguous states. Since entering into this agreement, the Bank purchased $6.0 million one-to-four family, $8.1 million multi-family, $2.1 million commercial, and $1.0 million residential land development loans. Of the $17.2 million in one-to-four family, commercial, multi-family, and land development loans purchased from Bache during the period November 1, 1995 through June 30, 1996, $9.3 million in participation interests were sold to other financial institutions with the Bank retaining the servicing. See "Multi-Family/Commercial Real Estate Lending".

     The Bank has underwritten its loan purchases utilizing the same criteria it uses in originating loans. Prior to November 1995, servicing of purchased multi-family and commercial real estate loans was generally done by the seller. At June 30, 1996, approximately $16.7 million of Grinnell Federal's loan portfolio was serviced by others. One- to four-family real estate loans purchased by the Bank during the past two years and all loans purchased from Bache are serviced by the Bank.

     In addition, the Bank has purchased mortgage-backed securities in the past to supplement loan demand. During fiscal 1995 and 1996, however, the Bank did not purchase any mortgage-backed securities. The mortgage-backed securities purchased in the past generally had fixed rates and maturities of seven to 30 years. See "Investment Activities."

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                         Year Ended
                                                    ---------------------
                                                           June 30,
                                                    ---------------------
                                                       1996       1995
                                                    ---------- ----------
                                                        (In Thousands)

Originations by type
--------------------
 Adjustable-rate:
  Real estate - one- to four-family................  $ 5,441     $ 2,101
              - multi-family.......................      ---          55
              - commercial.........................      163          15
  Non-real estate - consumer.......................      ---          47
                  - commercial business............      202         284
                                                     -------     -------
         Total adjustable-rate.....................    5,806       2,502
                                                     -------     -------

 Fixed-rate:
  Real estate - one- to four-family................    6,336       3,227
              - multi-family.......................      ---         ---
              - commercial.........................      548         322
  Non-real estate - consumer.......................    1,422         740
                  - commercial business............      518         283
                                                     -------     -------
         Total fixed-rate..........................    8,824       4,572
                                                     -------     -------
         Total loans originated....................   14,630       7,074
                                                     -------     -------

Purchases
---------
  Real Estate - one- to four-family/(1)/...........    8,472       5,621
              - multi-family/(2)/..................   10,829       3,496
              - commercial and land/(3)/...........    3,589       2,635
                                                     -------     -------
         Total loans purchased.....................   22,890      11,752
  Mortgage-backed securities.......................      ---         ---
                                                     -------     -------
         Total loans and mortgage-backed
            securities purchased...................   22,890      11,752
                                                     -------     -------
Sales
-----
  Real Estate - one- to four-family................    1,211         ---
                multi-family.......................    6,245         ---
                commercial and land................    1,843         ---
                                                     -------     -------
         Total Sales...............................    9,299         ---

                              -------------------
/(1)/ Includes $2.4 million of loans for the construction of one- to four-family residences.
/(2)/ Includes $266,000 of loans for the construction of multi-family real estate.
/(3)/ Includes $520,000 of loans for the construction of commercial buildings.

Asset Quality

     General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent by the 10th of the month if payment for the prior month is not received. If the delinquency is not cured by the 15th of the month, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower to the extent necessary. If the delinquency is not cured or a payment plan arranged by the 60th day, the Bank will send a second late notice followed by additional phone contacts and meetings with the borrower. If the delinquency is not cured by the 90th day, a 35-day default letter is sent and, once that period lapses, appropriate action to foreclose on the property is initiated. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Iowa consumer protection laws.

     Real estate acquired by Grinnell Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write down resulting therefrom is charged to the allowance for losses on loans. Upon acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful (Generally when loans are past due 90 days or more). For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans and reflect the lower of cost or fair value less selling expense.

                                                      June 30,
                                                -------------------
                                                  1996       1995
                                                --------   --------
                                                    (Dollars in
                                                     Thousands)
Non-accruing loans:
  One- to four-family..........................  $  298     $   6
  Non-mortgage commercial loans................     437         8

Foreclosed assets:
  Commercial real estate.......................     227       ---
                                                 ------     -----

Total non-performing assets....................  $  962     $  14
                                                 ======     =====
Total as a percentage of total assets..........    1.15%      .02%
                                                 ======     =====

     Total non-performing assets (defined as non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $948,000 to $962,000, or 1.15% of total assets at June 30, 1996, from $14,000, or 0.02% of total assets at June 30, 1995. This increase reflects the addition of a $286,000 single family home loan in Houston, Texas, a $227,000 commercial real estate parcel in the Madison, Wisconsin metropolitan area and a $437,000 package of equipment leases owned by the Bank. The commercial real estate parcel consists of a combination retail and four (4) unit apartment located in Madison, Wisconsin. A lake lot provides additional collateral. The collateral property was placed in judgement in April 1996. Management expects no loss on disposition of the property as the borrower has accepted a purchase offer which is expected to result in a full payoff by September 30, 1996. The referenced equipment leases were sold and serviced by Bennett Funding Group and its affiliates (the "Bennett Group"), certain of which companies have been charged by the Securities and Exchange Commission with, among other things, the illegal sale of fictitious equipment leases. On April 1, 1996, the Bennett Group filed for Chapter 11 Bankruptcy, resulting in the suspension of payments on the Bank's leases. On June 27, 1996, the Company learned that approximately half of the leases may have been pledged more than once, thus raising a question as to the priority of the Bank's security interest. Based on the facts available at this time and the Bank's level of provisions for loan losses, management does not currently expect these events to have a material adverse effect on the Company's earnings or financial condition. This conclusion, however, may be altered by future developments in this matter. Write-downs of this asset may be necessary, though the size of any such write-downs cannot be predicted with accuracy at this time.

     For the fiscal year ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $16,200. No interest was included in interest income on such loans for the fiscal year ended June 30, 1996.

     Other Assets of Concern. In addition, at June 30, 1996, other assets of concern totaled $1.5 million and included eleven loans totaling $231,000 secured by single-family residences, one loan totaling $234,000 secured by commercial real estate located in Colorado, one loan totaling $254,000 secured by commercial real estate located in Grinnell, Iowa, which was paid off in August 1996, and three loans totaling $751,000 secured by multi-family real estate located in Madison, Wisconsin. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

     Management has considered non-performing assets and loans of concern in establishing the Bank's allowance for loan losses.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. Classified assets of the Bank at June 30, 1996, all of which are included in the table of non-performing assets above or are described under the caption "- Other Loans of Concern" above, were as follows:


                                          June 30,
                                    -------------------
                                      1996       1995
                                    --------   --------
                                       (In Thousands)

Special mention...................  $   714     $  340
Substandard.......................    1,789         78
Doubtful..........................      ---        ---
Loss..............................      ---        ---
                                    -------     ------
  Total classified assets and
   assets requiring special
   mention........................  $ 2,503     $  418
                                    =======     ======

     Classified assets appearing in the table above are included in the non-performing assets table or discussed under the caption "Other Loans of Concern." The specific reserves established with respect to assets classified as "loss" are included in the allowance for real estate acquired through foreclosure or as a reduction in the book value of the real estate.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1996, the Bank had an allowance for loan losses of $641,000.

     The Bank had $249,000 in additions to its allowance for loan losses in fiscal 1996 as compared to no additions in fiscal 1995 due to the increased levels of non-performing assets and the increased balance of the loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                    At June 30,
                                                   --------------
                                                   1996      1995
                                                   ----      ----
                                                    (Dollars in
                                                     Thousands)

Balance at beginning of period..................   $400      $400

Total Chargeoffs................................      8       ---

Recoveries:
Real Estate:
  Multi-family..................................    ---       ---
                                                  -----     -----

Net charge-offs.................................      8       ---
Additions (reductions) charged (credited) to
  operations....................................    249       ---
                                                  -----     -----
Balance at end of period........................   $641      $400
                                                  =====     =====
Ratio of net charge-offs (recoveries) during
  the period to average loans outstanding
  during the period.............................    .01%    (---)%
                                                  =====     =====

Ratio of net charge-offs (recoveries)
  during the period to average
  non-performing assets.........................  2.81%     (---)%
                                                  =====     =====

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                               June 30,
                               ----------------------------------------
                                      1996                  1995
                               -------------------  -------------------
                                         Percent              Percent
                                         of Loans             of Loans
                                         in Each              in Each
                                         Category             Category
                                         to Total             to Total
                                Amount    Loans      Amount    Loans
                               -------- ----------  -------- ----------
                                        (Dollars In Thousands)

    Real Estate:
     One- to four-family.....   $  72       65.3%     $  63      67.4%
     Multi-family and
      commercial.............     241       26.3        146      24.7
     Construction............      31        5.0         21       5.7
     Consumer................      18        1.7          7       1.2
     Commercial business.....     119        1.7          6       1.0
     Unallocated.............     160        ---        157       ---
                                -----      -----      -----     -----
         Total...............   $ 641      100.0%     $ 400     100.0%
                                =====      =====      =====     =====


Investment Activities

     General. Grinnell Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.7%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Company and the Bank is to invest funds among various categories of investments and maturities based upon their liquidity needs, asset/liability management policies, investment quality and marketability and performance objectives.

     Securities. At June 30, 1996, Company's interest-bearing deposits with banks totaled $2.0 million, or 2.4% of total assets, and its investment securities totaled $3.3 million, or 4.0% of total assets. As of such date, the Bank also had a $1.2 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the general policy of the Bank to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues, such as municipal bonds, that are rated investment grade. At June 30, 1996, the average term to maturity or repricing of the securities portfolio was 4.6 years.

     In June 1993, the Financial Accounting Standards Board ("FASB") adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Such investments should be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity are to be classified as held to maturity and reported at amortized cost; (ii) debt and equity securities that are held for current resale are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Management adopted SFAS 115 effective July 1, 1994.

          At June 30, 1996, the Company held no securities for trading purposes, but did have $757,000 in mutual funds and $916,000 in corporate stock, all of which are held as available for sale and are carried at the lower of cost or market value. The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                   June 30,
                                      ----------------------------------
                                            1996              1995
                                      ----------------  ----------------
                                      Carrying   % of   Carrying   % of
                                       Value    Total    Value    Total
                                      --------  ------  --------  ------
                                            (Dollars in Thousands)

Investment Securities:
  U.S. Agency Securities............   $1,497    33.9%   $1,552    22.5%
  U.S. Government Securities........      ---     ---       ---     ---
  Certificates of Deposit...........       85     1.9       ---     ---


  Corporate stock/(1)/..............      916    20.8       907    13.1
  Mutual Funds/(1)/.................      757    17.1     1,814    27.1
  Municipal Securities/(1)/.........      ---     ---     1,749    25.3
                                       ------   -----    ------   -----
     Subtotal.......................   $3,255    73.7     6,078    88.0

  FHLB Stock........................    1,159    26.3       832    12.0
                                       ------   -----    ------   -----

Total Investment Securities
  and FHLB Stock....................   $4,414   100.0%   $6,910   100.0%
                                       ======   ======   ======   ======
Average remaining life or
term to repricing of
securities and other
interest-earning assets,
excluding FHLB stock and
other marketable equity
securities..........................   4.6 yrs           3.1 yrs

Other Interest-Earning Assets:
  Interest-earning deposits
  with banks........................   $2,049            $4,007
                                       ======            ======

     -------------------

     /(1)/Classified as securities available for sale. All other securities are classified as held to maturity.

     The composition and maturities of securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                                June 30, 1996
                                 -------------------------------------------
                                 Less Than    1 to 5    Over 5 to     Over       Total Investment
                                  1 Year       Years     10 Years   10 Years        Securities
                                  ------       -----     --------   --------        ----------
                                 Carrying    Carrying    Carrying   Carrying    Carrying   Market
                                   Value       Value      Value       Value       Value     Value
                                   -----       -----      -----       -----       -----     -----
                                                       (Dollars in Thousands)

U.S. agency securities            $  ---      $1,497    $    ---    $    ---      $1,497   $1,472
Certificate of Deposit                85          --         ---         ---          85       85
                                   -----      ------   ---------    --------      ------   ------
  Total Securities                $   85      $1,497    $    ---    $    ---      $1,582   $1,557

Weighted average yield              6.30%       6.53%        ---%        ---%       6.52%    6.52%
                                   =====      ======   =========    ========      ======   ======

     At June 30, 1996 the Company's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding securities issued by the United States Government or its agencies.

     The Company's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Company's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits.

     Mortgage-Backed Securities. Grinnell Federal has in the past purchased mortgage-backed securities in order to supplement loan demand in its market area. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source for liquidity. The Bank did not purchase any mortgage-backed securities during fiscal 1996. At June 30, 1996, the Company's mortgage-backed securities totaled $3.4 million.

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1996.

                                                                      June 30, 1996
                                 Less than  1 to 5  5 to 10  Over 10     Balance
                                  1 Year    Years    Years    Years    Outstanding
                                 ---------  ------  -------  -------  -------------
Federal Home Loan Mortgage
   Corporation..................    $  ---  $  742   $   44   $  127      $  913
Government National Mortgage
   Association..................       ---     ---      ---    2,522       2,522
                                    ------  ------   ------   ------      ------

     Total......................    $  ---  $  742   $   44   $2,649      $3,435
                                    ======  ======   ======   ======      ======

     For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report.

     Under the OTS's risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

Sources of Funds

     General. The Company's primary sources of funds are: deposits, amortization and repayment of loan principal (including mortgage-backed securities); sales or maturities of investment securities, mortgage-backed securities and short-term investments; FHLB advances; and funds provided from operations.

     Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and to support lending activities. At June 30, 1996, the only borrowings outstanding were FHLB advances totalling $19.3 million. See "- Borrowings" and Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

   Deposits.   Grinnell Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits include savings accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of 3 to 60 months. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Grinnell Federal solicits deposits from its market area only and does not use brokers to obtain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its savings, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered.



                                                                 Year Ended June 30,
                                                      -------------------------------------------
                                                               1996                  1995
                                                      ---------------------  --------------------
                                                                   Percent               Percent
                                                       Amount     of Total   Amount     of Total
                                                      --------    ---------  -------    ---------
                                                               (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Savings Accounts (2.50-2.50%)........................  $ 4,192      7.89%    $ 3,513       7.62%
NOW Accounts (2.00-5.14%)............................    3,626      6.83       1,482       3.22
Money Market Savings (3.25-5.51%)....................    5,948     11.20       2,468       5.35
Non-interest bearing checking........................    1,026      1.93         555       1.21
                                                       -------    ------     -------     ------

Total Non-Certificates...............................   14,792     27.85       8,018      17.40
                                                       -------    ------     -------     ------

Certificates:
------------

 3.00 -  3.99%.......................................      164       .31         779       1.69
 4.00 -  5.99%.......................................   27,392     51.56      20,574      44.65
 6.00 -  7.99%.......................................   10,774     20.28      16,699      36.24
 8.00 -  9.99%.......................................      ---       ---          12        .02
10.00 - 11.99%.......................................      ---       ---         ---        ---
12.00% and over......................................      ---       ---         ---        ---
                                                       -------    ------     -------     ------

Total Certificates...................................   38,330     72.15      38,064      82.60
                                                       -------    ------     -------     ------
Total Deposits.......................................  $53,122    100.00%    $46,082     100.00%
                                                       =======    ======     =======     ======


          The following table sets forth the savings flows at the Bank during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                      Year Ended June 30,
                                     ----------------------
                                        1996        1995
                                     ----------  ----------
                                     (Dollars in Thousands)

     Opening balance................ $  46,082    $ 42,016
     Deposits.......................   108,377      63,028
     Withdrawals....................  (103,249)    (60,452)
     Interest credited..............     1,912       1,490
                                     ---------    --------

     Ending balance................. $  53,122    $ 46,082
                                     =========    ========

     Net increase (decrease)........ $   7,040    $  4,066
                                     =========    ========

     Percent increase (decrease)....      15.3%       9.68%
                                     =========    ========

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1996.

                                             Maturity
                               -------------------------------------
                                          Over     Over
                               3 Months  3 to 6   6 to 12    Over
                               or Less   Months   Months   12 months   Total
                               --------  -------  -------  ---------  -------
                                                 (In Thousands)

Certificates of deposit
 less than $100,000...........  $6,210    $3,903  $11,327    $13,077  $34,517
Certificates of deposit of
 $100,000 or more.............     103       513    1,085      1,709    3,410
Public funds/(1)/.............     ---       403      ---        ---      403
                                ------    ------  -------    -------  -------
Total certificates of
 deposit......................  $6,313    $4,819  $12,412    $14,786  $38,330
                                ======    ======  =======    =======  =======

-------------------
/(1)/  Deposits from governmental and other public entities.

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Bank has relied upon borrowings for short-term liquidity needs.

    Grinnell Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.


      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                             Year Ended June 30,
                                           ----------------------
                                              1996         1995
                                           ----------    --------
                                               (In Thousands)

       Maximum Balance:
       ---------------
         FHLB advances..................   $22,749        $14,578

       Average Balance:
       ---------------
         FHLB advances..................   $18,711        $ 8,851


     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                        June 30,
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------
                                                      (Dollars in
                                                       Thousands)

FHLB advances ..................................  $19,318      $14,578

Weighted average interest
 rate of FHLB advances .........................    5.98%        6.34%

Service Corporation Activities

     Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     Grinnell Federal has one service corporation, Grinnell Service Corporation, Inc. ("GSCI"), located in Grinnell, Iowa. GSCI was organized by the Bank in 1970 in order to purchase land located in Grinnell, Iowa for development of single-family building sites. Due to low demand for such land, GSCI experienced losses of $30,000 and $83,000 for fiscal years ended June 30, 1993 and 1992, respectively. As a result, the Bank determined to discontinue the development activities engaged in by its service corporation. During fiscal 1994, GSCI completed the sale of its remaining lots for a gain of $34,000. GSCI has not engaged in any real estate development or other substantive activities since June 30, 1994.

Regulation

     General. Grinnell Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this Form 10-KSB.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Grinnell Federal were as of May 1996 and May 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1996, was $23,173.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, the Bank's lending limit under this restriction was $1.4 million. At June 30, 1996, the Bank had no loans in excess of this limit. The Bank is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

          The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. As a result, such institutions generally pay lower premiums than SAIF-insured institutions and thus have a competitive advantage over SAIF-insured institutions such as Grinnell Federal. The revisions became effective in the third quarter of 1995. Subsequently, the BIF assessment rate has been lowered to the statutory minimum of $2,000 per year.

     The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

     The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF insured institutions to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. The House of Representatives and the Senate of the United States provided for a resolution of the recapitalization of the SAIF in the Balanced Budget Act of 1995 (the "Reconciliation Bill") which was vetoed by the President in December 1995 for reasons unrelated to the recapitalization of the SAIF. The Reconciliation Bill provided that all SAIF member institutions would pay a special assessment recently estimated to be a one-time charge of 0.85% of the Company's total SAIF-assessable deposits as of June 30, 1996, or approximately $284,000 after tax. Such special assessment would be in addition to the Company's annual deposit insurance premium. However, it is anticipated that after the recapitalization of the

SAIF, the premiums of SAIF-insured institutions would be reduced to a level comparable to those currently being assessed BIF-insured commercial banks. A balanced budget bill subsequently was enacted and signed by the President in April 1996. That bill did not provide for the recapitalization of the SAIF, and there can be no assurance whether the SAIF will be recapitalized, whether the premium disparity between SAIF and BIF insured institutions will be reduced or eliminated or whether a special assessment will be charged. There can be no assurance that any particular proposal will be implemented or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operation" in the Annual Report.

     Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1996, the Bank did not have any intangible assets.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Bank are includable subsidiaries.

     At June 30, 1996, the Bank had tangible capital of $8.4 million, or 10.2% of adjusted total assets, which is approximately $7.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1996, the Bank had no intangibles which were subject to these tests.

     At June 30, 1996, the Bank had core capital equal to $8.4 million, or 10.2% of adjusted total assets, which is $5.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1996, the Bank had no capital instruments that qualify as supplementary capital and $586,000 of general loss reserves, which was 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had a no exclusion from capital and assets at June 30, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value (the "NPV") of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank meets the criteria for an exemption from this requirement and has not been advised by the OTS that it is otherwise subject to this rule.

     On June 30, 1996, the Bank had total capital of $9.0 million (including $8.4 million in core capital and $586,000 in qualifying supplementary capital) and risk-weighted assets of $46.8 million (the Bank had no converted off-balance sheet assets), or total capital of 19.2% of risk-weighted assets. This amount was $5.2 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four-quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.7% and a short-term liquid assets ratio of 3.9%.

     Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1996, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1994 and received a rating of satisfactory.

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to affiliates engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates.
However, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as and will become subject to the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs ("FHLB System"), that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1996, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the fiscal year ended June 30, 1996, dividends paid by the FHLB of Des Moines to the Bank totaled

$75,000, which constitutes a $10,000 decrease over the amount of dividends received in the fiscal year ended June 30, 1995.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     Change in Control Regulations. Federal law provides that no company "directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions," may acquire "control" of a savings association at any time without the prior approval of the OTS. In addition, federal regulations require that, prior to obtaining control of a savings association, a person, other than a company, must give 60 days' prior notice to the OTS and have received no OTS objection to such acquisition of control. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation as a savings and loan holding company. Under federal law (as well as the regulations referred to below) the term "savings association" includes state and federally chartered SAIF-insured institutions and federally chartered Banks whose accounts are insured by the FDIC's BIF and holding companies thereof.

     Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the savings association's directors, or a determination by the OTS that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings association's voting stock, if the acquiror also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the regulations. Such control factors include the acquiror being one of the two largest stockholders. The determination of control may be rebutted by submission to the OTS, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to such determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of a savings association's stock must file with the OTS a certification that the holder is not in control of such institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the OTS, as applicable.

Federal and State Taxation

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method.

     Legislation that is effective for tax years beginning after December 31, 1995 requires savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. Approximately $90,000 of the Banks tax loan loss reserve at June 30, 1996 were post 1987 loan loss reserves that will be subject to this provision. A deferred tax liability has been recorded by the Bank for this item. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Company and its consolidated subsidiaries have not been audited by the IRS with respect to consolidated federal income tax returns during the past seven years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition, results of operations or liquidity of the Company and its consolidated subsidiaries.

     Iowa Taxation. The Bank currently files an Iowa franchise tax return, and the Company and the Bank's service corporation file an Iowa corporation tax return.

     Iowa imposes a franchise tax on the taxable income of both mutual and stock savings banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

     Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

     Grinnell Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Bank attracts most of its deposits from Poweshiek County where the Bank's office is located and parts of Marshall, Jasper, and Iowa, Counties, Iowa. Competition for those deposits is principally from commercial banks and credit unions located in the same community. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours.

Employees

     At June 30, 1996, the Bank had a total of 16 full-time and two part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.   Description of Property
          -----------------------

     The Bank owns its main office located at 1025 Main Street, Grinnell, Iowa 50112. The total net book value of the Bank's premises and equipment at June 30, 1996, was $234,000.

Item 3.   Legal Proceedings
          -----------------

     The Company and Grinnell Federal are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and Grinnell Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------
     Page 44 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------------------------------------------------------
     Pages 4 through 18 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.   Financial Statements
          --------------------

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                   Pages in
Annual Report Section                                            Annual Report
---------------------                                            -------------

Independent Auditors' Report......................................     19

Consolidated Balance Sheets as of June 30,
1996 and 1995.....................................................     20

Consolidated Statements of Income for the
Years Ended June 30, 1996, 1995 and 1994..........................     21

Consolidated Statements of Changes in
Stockholders' Equity for Years Ended
June 30, 1996, 1995 and 1994......................................     22

Consolidated Statements of Cash Flows for
Years Ended June 30, 1996, 1995 and 1994..........................  23-24

Notes to Consolidated Financial Statements........................  25-43

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------

     On August 18, 1995, the Company dismissed Vroman, McGowen, Hurst, Clark & Smith, P.C. ("Vroman McGowen") as their independent auditors. The change of independent auditors was recommended by the Audit Committee and subsequently approved by the Board of Directors. There have been no disagreements between the Company and Vroman McGowen on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure in connection with the audit of the consolidated financial statements of the Company for two years ended June 30, 1995 and subsequent interim periods through August 18, 1995, which, if not resolved to the satisfaction of Vroman McGowen, would have caused them to make reference to the subject matter of such disagreements in connection with their report. The reports of Vroman McGowen on the consolidated financial statements of the Company for the two years ended June 30, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     Effective September 15, 1995, the Board of Directors engaged McGladrey & Pullen, LLP to be its auditors for the 1996 fiscal year, subject to the ratification of the appointment by the Company's stockholders. The appointment was ratified at the Annual Meeting of Stockholders held on October 25, 1995.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          ------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned
"Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Compliance with Section 16(a)
-----------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal years ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation
          ----------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Director Compensation," and "-- Employment Agreements and Salary Continuation Plan" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

    (a) Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders thereof" in the Proxy Statement.

    (b) Security Ownership of Management

    Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" in the Proxy Statement.

    (c) Changes in Control

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions" in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------
    The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

                                                           Sequential
                                                           Page Number
                                                          Where Attached
                                                           Exhibits Are
                                                           Located in
                                                              This
Regulation S-B                                             Form 10-KSB
Exhibit Number                  Document                      Report
--------------    --------------------------------------  -------------
    3             (a) Articles of Incorporation,
                      including amendments thereto

                  (b) By-Laws

    4             Instruments defining the rights of
                  security holders, including
                  debentures

   10             Material Contracts

                  (a)  Employment Contracts between
                       the Bank and Messrs. Meredith,
                       Opsal, Nassif and Ms. Rose

                  (b)  1993 Stock Option and Incentive Plan

                  (c)  Recognition and Retention Plan

                  (d)  Salary Continuation Plan

   13             Annual Report to Security Holders

   21             Subsidiaries of Registrant

   23             Consent of McGladrey & Pullen, LLP

   27             Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     On June 24, 1996, the Company filed a press release announcing the increase in its quarterly cash dividend from $.075 per share to $.10 per share under a Current Report on Form 8-K. No other reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GFS BANCORP, INC.


Date:  September 25, 1996               /s/ Steven L. Opsal
       -----------------------------    --------------------------------------
                                        Steven L. Opsal (Duly
                                        Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Opsal                     /s/ LeRoy E. Meredith
------------------------------------    --------------------------------------
Steven L. Opsal, President,             LeRoy E. Meredith, Chairman of
Chief Executive Officer and             the Board and Director
Director (Principal Executive
Officer)

Date: September 25, 1996                Date:  September 25, 1996
      ------------------------------           -------------------------------

/s/ Theodore Mokricky                   /s/ David Clay
------------------------------------    --------------------------------------
Theodore Mokricky, Vice                 David Clay, Director
Chairman of the Board

Date: September 25, 1996                Date:  September 25, 1996
      ------------------------------           -------------------------------

/s/ Thomas M. Groth                     /s/ Scott A. Jensen
------------------------------------    --------------------------------------
Thomas M. Groth, Director               Scott A. Jensen, Director

Date: September 25,1996                 Date:  September 25, 1996
      ------------------------------           -------------------------------

/s/ Albert C. Eisenman                  /s/ Donald H. Howig
------------------------------------    --------------------------------------
Albert C. Eisenman, Director            Donald H. Howig, Director

Date: September 25, 1996                Date:  September 25, 1996
      ------------------------------           -------------------------------

/s/ Katherine A. Rose
------------------------------------
Katherine A. Rose, Senior Vice
President and Chief Financial
Officer and Director (Principal
Financial and Accounting Officer)

Date:  September 25, 1996
       -----------------------------

                               Index to Exhibits



                                                                   Sequentially
                                                                  Numbered Page
                                                                  Where Attached
 Exhibit                                                             Exhibits
  Number                                                           are Located
 --------                                                         --------------


   3      (a)  Articles of Incorporation,
               including amendments thereto
          (b)  By-laws

   4      Instruments defining the rights of
          security holders, including debentures

  10      Material Contracts
          (a)  Employment Contracts between the
               Bank and Messrs. Meredith, Opsal,
               Nassif, and Ms. Rose
          (b)  1993 Stock Option and Incentive Plan
          (c)  Recognition and Retention Plan
          (d)  Salary Continuation Plan

  13      Annual Report to Security Holders

  21      Subsidiaries of Registrant

  23      Consent of McGladrey & Pullen, LLP

  27      Financial Data Schedule