Form 10QSB
period 1996-09-30
GFS BANCORP INC
filed 1996-11-14
CIK 912244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                       ----------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30,1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                        Commission File Number 0-22742

                               GFS BANCORP, INC.
 -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         DELAWARE                                           42-1410536
----------------------------                             -----------------
(State or ther jurisdiction                              (I.R.S. Employer
   of incorporation or                                   Identification or
      organization)                                            Number)

                  1025 MAIN STREET, GRINNELL, IOWA 50112-0030
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (515) 236-3121
                             (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

     Transitional Small Business Disclosure Format (check one):

                              Yes [ ]    No [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of September 30, 1996, there were 502,600 shares of the Registrant's common stock issued and outstanding, including
9,994 shares of restricted stock.

                               GFS BANCORP, INC.

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION (UNAUDITED)                          PAGE NO.
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, September 30,1996
         and June 30, 1996 (Unaudited)...............................  1

         Consolidated Statement of Income for the Three Months
         Ended September 30, 1996 and 1995 (Unaudited)...............  2

         Consolidated Statement of Shareholders' Equity,
         for the Three Months Ended September 30,1996
         (Unaudited).................................................  3

         Consolidated Statement of Cash Flows, for the Three
         Months Ended September 30, 1996 and 1995
         (Unaudited).................................................  4

         Notes to Consolidated Financial Statements
         (Unaudited).................................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......... 15

         Signature Page.............................................  17


                  GFS BANCORP, INC
             CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED)

                                                                           Sept 30,    June 30,
                       ASSETS                                                1996        1996
                                                                         -----------  -----------
Cash and amounts due from depository institutions:
     Noninterest bearing                                                    $343,192     $222,461
     Interest bearing                                                      1,528,870    2,048,671
Securities available for sale                                              1,609,425    1,672,763
Securites held to maturity                                                 1,497,366    1,582,188
Mortgage-backed securities held to maturity                                3,278,556    3,435,254
Stock in Federal Home Loan Bank, at cost (approximate fair value)          1,159,000    1,159,000
Loans receivable, net                                                     74,583,223   71,772,896
Real estate acquired in settlement of loans, net                                --        226,616
Premises and equipment, net                                                  232,904      234,415
Accrued interest receivable                                                  471,050      439,392
Other assets                                                                 502,163      510,960
                                                                         ------------------------
                    Total Assets                                         $85,205,749  $83,304,616
                                                                         ========================

        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand                                                               $3,229,502   $4,651,689
     Savings and money market                                             10,329,963   10,140,487
     Certificates of deposit                                              41,330,320   38,330,207
                                                                         ------------------------
                        Total Deposits                                    54,889,785   53,122,383
Advances from Federal Home Loan Bank                                      19,304,229   19,317,997
Advances from borrowers for taxes and insurance                              524,421      432,970
Accrued dividends payable                                                     50,260       51,460
Other accrued expenses and liabilities                                       581,761      434,915
                                                                         ------------------------
                    Total Liabilities                                    $75,350,456  $73,359,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, issued non          --           --
Common stock, $.01 par value, authorized 2,000,000 shares;
   issued  550,160 shares;                                                     5,501        5,501
Additional paid-in capital                                                 5,154,725    5,138,066
Retained earnings - substantially restricted                               5,843,875    5,856,546
Less:
     Unearned employee stock ownership plan                                 (243,931)    (259,781)
     Unearned retention and recognition plan                                 (23,482)     (32,659)
     Treasury stock, at cost Sept 47,560 shares; June 40,450 shares         (872,175)    (728,800)
     Unrealized loss on securities available for sale, net                    (9,220)     (33,982)
                                                                         ------------------------
                    Total Stockholders' Equity                            $9,855,293   $9,944,891
                                                                         ------------------------
      Total Liabilities & Stockholders' Equity                           $85,205,749  $83,304,616
                                                                         ========================


                               GFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three months Ended
                                                                September 30,
                                                              1996        1995
                                                          -----------  ----------
Interest income:
     Loans receivable                                     $1,606,836   $1,207,823
     Mortgage-backed securities                               62,487       71,871
     Other securities and interest-bearing cash accounts      89,947      140,092
                                                          -----------------------
                                                           1,759,270    1,419,786
                                                          -----------------------
Interest expense:
     Deposits                                                709,690      620,204
     Advances from Federal Home Loan Bank                    295,251      246,636
                                                          -----------------------
                                                           1,004,941      866,840
                                                          -----------------------
        NET INTEREST INCOME                                  754,329      552,946

Provision for loan losses                                     49,000        6,000
                                                          -----------------------
         NET INTEREST INCOME AFTER PROVISION
           FOR LOAN LOSSES                                   705,329      546,946

Noninterest income:
     Gain/(loss) on sale of securities for sale               (1,576)      13,852
     Other                                                    34,531       22,279
                                                          -----------------------
                                                              32,955       36,131
                                                          -----------------------
Noninterest expenses:
     Salaries and employee benefits                          213,723      166,515
     Real estate operations                                        0           45
     Occupancy expenses                                       19,491       16,547
     Federal deposit insurance premiums                       29,091       25,168
     FDIC - SAIF Special Assessment                          287,568            0
     Data processing services                                 17,134       14,778
     Other                                                    79,489       63,260
                                                          -----------------------
                                                             646,496      286,313
                                                          -----------------------

         INCOME BEFORE PROVISION FOR INCOME TAX               91,788      296,764

Provision for income taxes                                    56,082      106,400
                                                          -----------------------
         NET INCOME                                          $35,706     $190,364
                                                          =======================

Earnings per common share                                      $0.07        $0.36
                                                          =======================



                                                         GFS BANCORP, INC
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                            (UNAUDITED)
                                                                                                        Net Unrealized
                                                                                                             Loss on
                                               Additional                 ESOP       RRP                   Available       Total
                                     Common     Paid-in     Retained     Stock      Stock    Treasury       for Sale    Stockholders
                                     Stock      Capital     Earnings     Awards     Awards     Stock      Securities       Equity
                                    -------   -----------  ----------  ---------  ---------  ---------  --------------  ------------
Balance,  June 30, 1996              $5,501    $5,138,066  $5,856,546  ($259,781)  ($32,659) ($728,800)   ($33,982)     $9,944,891

  Net  income                                                  35,706                                                      $35,706

  Dividends declared                                          (48,377)                                                    ($48,377)

  ESOP common stock released
    for allocation                                 16,659                 15,850                                           $32,509

  Amortization of RRP contributions                                                   9,177                                 $9,177

  Purchase of 7,000 shares of
    treasury stock                                                                            (143,375)                  ($143,375)

   Net change in unrealized loss on
     securites available for sale                                                                           24,762         $24,762
                                     ---------------------------------------------------------------------------------------------
Balance, September 30, 1996          $5,501    $5,154,725  $5,843,875  ($243,931)  ($23,482) ($872,175)    ($9,220)     $9,855,293
                                     =============================================================================================

                                       3

                               GFS BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three months ended
                                                                     September 30
                                                                   1996        1995
                                                               ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   35,706  $  190,364
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                 8,193       6,036
       (Gain) loss on sale of available for sale investments        1,576     (13,852)
       ESOP and RRP expense                                        41,686      41,740
       Deferred Loan fees, net                                    (16,513)     21,983
       Provisions for loan losses                                  49,000       6,000
       Change in:
           Accrued interest receivable                            (31,658)    (12,639)
           Other assets                                             8,797      24,733
           Other liabilities                                      146,846     106,321
                                                               ----------------------
                 Net cash provided by operating activities        243,633     370,686
                                                               ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity of securities held to maturity                            85,000           0
Maturity of  securities available for sale                              0     150,000
Proceeds from sales of secutities available for sale               99,925     146,852
Purchase of securities held to maturity                                 0           0
Purchase of securities available for sale                               0           0
Purchase of FHLB Stock                                                  0     (95,400)
Principal payments received on mortgage-backed securities         156,698     236,691
Net (increase) in loans outstanding                            (2,857,053) (5,990,861)
Proceeds from sale of real estate                                 226,616           0
Purchase of premises and equipment                                 (6,682)    (20,372)
                                                               ----------------------
                   Net cash (used) by investing activities     (2,295,496) (5,573,090)
                                                               ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                        1,767,402     991,637
Advances from Federal Home Loan Bank                                    0   4,000,000
Repayment of advances from the Federal Home Loan Bank             (13,768)    (39,243)
Net increase (decrease) in advances from borrowers for
       taxes and insurance                                         91,451    (102,884)
Net Proceeds from reissuance of treasury stock                          0       9,520
Purchase of treasury stock                                       (143,375)   (327,880)
Dividends paid                                                    (48,917)    (40,592)
                                                               ----------------------
                    Net cash provided by financing activities   1,652,793   4,490,558
                                                               ----------------------

Net (increase) in cash and cash equivalents                      (399,070)   (711,846)

Cash and Cash equivalents, beginning of period                  2,271,132   4,107,346
                                                               ----------------------
Cash and Cash equivalents, end of period                       $1,872,062  $3,395,500
                                                               ======================

                               GFS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of September 30, 1996 and June 30, 1996, the results of its operations for the three months ended September 30, 1996 and 1995, changes in stockholders' equity for the three months ended September 30, 1996 and for the statement of cash flows for the three months ended September 30, 1996 and 1995.

     Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

(2)  Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of common and common stock equivalents for the period ended September 30, 1996 was 530,377 shares. The amount set forth above includes 9,994 shares of restricted stock issued in accordance with the recognition and retention plan established by the Company. These restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, 42,320 shares of common stock were issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards Division statement of position 93-6 on

"Employers Accounting for Employee Stock Ownership Plans," ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At September 30, 1996, 18,378 ESOP shares were committed to be released and were considered in the earnings per share computations.

(3)  Regulatory Capital Requirements
     -------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under applicable regulations and its actual capital ratios. As of September 30, 1996, the Bank substantially exceeded all current regulatory capital standards.

                        Regulatory           Actual
                          Capital            Capital
                        Requirement        (Bank Only)          Excess Capital
                     -----------------  ----------------     ------------------
                     Amount   Percent   Amount   Percent     Amount     Percent
                     ------   -------   ------   -------     ------     -------
                                         (Dollars in Thousands)
Risk-Based.......... $3,837    8.00%    $9,045    18.86%     $5,208      10.86%
Core Capital........  2,520    3.0       8,444    10.05       5,924       7.05
Tangible  Capital...  1,260    1.5       8,444    10.05       7,184       8.55


(4)  Pending Accounting Pronouncements
     ---------------------------------

     The Financial Accounting Standards Board (FASB) has approved, effective for years beginning after December 15,1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Statement No. 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation and for transactions after December 31,1996, Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. FASB Statements No. 121,122,123 and 125 are not expected to have a material effect on the Company's financial statements when adopted.

                                PART I - ITEM 2

              MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Business
--------

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

Financial Condition
-------------------

     The Company's total assets increased $1.9 million, or 2.3%, from $83.3 million at June 30, 1996 to $85.2 million at September 30, 1996. This increase was due primarily to an increase of $2.8 million in net loans receivable, partially offset by a $399,000 decrease in cash, a $148,000 decrease in investment securities, a $157,000 decrease in mortgage-backed securities and a $227,000 decrease in real estate acquired in settlement of loans. The increases in loans were funded primarily by a $1.8 million increase in savings deposits.

     Total investment securities decreased by $148,000, or 4.5%, from $3.3 million at June 30, 1996 to $3.1 million at September 30, 1996 due to the sale of an investment in common stock. At September 30, 1996 the investment portfolio consisted primarily of $1.5 million in U.S. agency obligations, $800,000 in mutual funds, and $800,000 in equity securities consisting of common stocks of two bank holding companies and a life insurance company and preferred stocks of two bank holding companies, a power company and an automobile manufacturer.

     Total mortgage-backed securities decreased $157,000, or 4.6%, from $3.4 million at June 30, 1996 to $3.3 million at September 30, 1996. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $2.8 million, or 3.9%, from $71.8 million at June 30, 1996 to $74.6 million at September 30, 1996. Mortgage loans originated during the three months ended September 30, 1996, totaled $3.7 million secured primarily by single family dwellings in the Bank's market area. During this period, the Bank also purchased $2.4 million of loans secured by one-to-four family dwellings, $2.6 million of multi-family, $116,000 in land development, and $1.0 million of commercial real estate loans primarily located in the Madison, Wisconsin area. Of the $6.1 million in one-to-four family, multi-family, land development and commercial real estate purchased during the period, $3.8 million were sold to other financial institutions with the Bank retaining the servicing.

     Total deposits increased by $1.8 million, or 3.4%, from $53.1 million at June 30, 1996 to $54.9 million at September 30, 1996. This increase was primarily due to an increase of $3.0 million in certificate of deposit accounts and $190,000 in savings and money market accounts, which was partially offset by a $1.4 million decrease in demand deposits. Management believes the increase in certificate of deposits was primarily attributable to increased marketing efforts and attractive rates paid on deposit accounts.

          Total borrowed funds at June 30, 1996 and at September 30,1996 was $19.3 million.

          Total stockholders' equity decreased $90,000 from $9.94 million at June 30, 1996 to $9.86 million at September 30, 1996. The decrease was primarily due to the $143,000 cost to repurchase 7,000 shares of the Company's stock, the declaration of a $.10 per share dividend and the impact of a one time after-tax special FDIC assessment of $181,000. (See Results of Operations - General and Regulatory Developments.) The impact of the stock repurchase and dividend was offset by net income of $35,700 and amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on available for sale securities. (See Consolidated Statement of Shareholders' Equity.)

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

          General.  The Company's net income decreased $154,000, or 81.1%,
          --------
from $190,000 for the quarter ended September 30, 1995 to $36,000 for the quarter ended September 30, 1996. This decrease resulted primarily from a one time after-tax special assessment of $181,000 ($287,568 before the effect of federal and state income taxes) levied by the Federal Deposit Insurance Corporation (the "FDIC") in order to capitalize the Savings Association Insurance Fund. (See Regulatory Developments.)

          Net Interest Income.  Net interest income, before provision  for loan
          --------------------
losses, increased $201,000, or 36.3%, from $553,000 at September 30, 1995 to $754,000 at September 30, 1996 due to increases in average balances of interest-earning assets. The Company's average spread increased from 2.34% for the three months ended September 30, 1995 to 2.65% for the three months ended September 30, 1996 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

          Interest Income.  Interest income increased by $339,000, or 24.2%,
          ----------------
from $1.4 million at September 30, 1995 to $1.8 million at September 30, 1996. This increase was primarily due to an increase of 0.18% in the average rate earned on interest-earning assets and an increase of $12.3 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

          Interest Expense.  Interest expense increased by $138,000, or 15.9%,
          -----------------
from $867,000 for the quarter ended September 30, 1995 to $1.0 million for the quarter ended September 30, 1996. This increase was primarily due to an $11.8 million increase in the average balance of total deposits and borrowed funds, which was partially offset by a .13% decrease in the average rate paid on interest-bearing liabilities.

          Provision for Loan Losses.  The provision for loan losses is
          --------------------------
determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with general accepted accounting principles. A $49,000 provision for loan losses was established for the quarter ended September 30, 1996, as compared to a $6,000 provision for the quarter ended September 30, 1995. The increase in loan loss provisions was due to further increases in the mortgage loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

          Non-Interest Income.  Non-interest income decreased from $36,000 at
          --------------------
September 30, 1995 to $33,000 at September 30, 1996.

          Non-Interest Expense.   Non-interest expense increased by $360,000
          ---------------------
from $286,000 in the quarter ended September 30, 1995 to $646,000 in the quarter ended September 30, 1996. This increase was primarily due to a $287,568 special one time FDIC-SAIF insurance assessment (See Results of Operations - General above and Regulatory Developments below) and a $47,000 increase in compensation and benefits due to staff additions and fiscal year-end salary increases.

          Provision for Income Taxes.  Income tax expense was $106,000 for the
          ---------------------------
quarter ended September 30, 1995 compared to $56,000 for the quarter ended September 30, 1996. The $50,000 decrease was due to a decrease in income subject to taxes.

          Allowance for Loan Losses.  The allowance for loan losses is
          --------------------------
calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1996 was $689,000, or 0.9% of the total loans. The June 30, 1996 allowance for loan losses was $641,000, or 0.9% of total loans.

          Non-Performing Assets.  Total non-performing assets (defined as non-
          ---------------------
accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $400,000 from $1.0 million, or 1.15% of total assets at June 30, 1996, to $1.4 million, or 1.63% of total assets at September 30, 1996. This $1.4 million consisted primarily of seven loans totaling $127,000 secured by single-family homes, three loans totaling $751,00 secured by multi-family real estate located in Madison, Wisconsin, one non-mortgage commercial loan for $51,000, one consumer loan for $21,000 and a $437,000 package of equipment leases owned by the Bank. The referenced equipment leases were sold and serviced by Bennett Funding Group and its affiliates (the "Bennett Group"), certain of which companies have been charged by the Securities and Exchange Commission with, among other things, the illegal sale of fictitious equipment leases. On April 1, 1996, the Bennett Group filed for Chapter 11 Bankruptcy, resulting in the suspension of payments on the Bank's leases. On June 27, 1996, the Company learned that approximately half of the leases may have been pledged more than once, thus raising a question as to the priority of the Bank's security interest. Based on the facts available at this time and the Bank's level of provisions for loan losses, management does not currently expect these events to have a material adverse effect on the Company's earnings or financial condition. This conclusion, however, may be altered by future developments in this matter. Write-downs of this asset may be necessary, though the size of any such write-downs cannot be predicted with accuracy at this time. The $400,000 increase in non-performing assets primarily reflects the addition of the three loans totaling $751,000 secured by multi-family real estate located in Madison, Wisconsin, which was partially offset by the redemption of a $227,000 parcel of real estate in judgment, which had been non-performing at June 30, 1996.

          In addition, at September 30, 1996, other assets of concern totaled $420,000 and included eight loans totaling $137,000 secured by single-family residences and a $283,000 single-family home in Houston, Texas. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

          Assets classified pursuant to the Office of Thrift Supervision ("OTS") regulations and assets designated special mention totaled $1.8 million at September 30,1996 as compared to $2.5 million at June 30, 1996. At September 30, 1996, all classified assets were included in non-performing assets or other assets of concern.

          For all periods presented the Company had no significant troubled debt restructuring. The following table sets forth the amount of non-performing assets at the periods indicated.

                                    September 30,    June 30,
                                         1996          1996
                                    -------------   ---------
                                     (Dollars in Thousands)

Non-Accruing Loans................     $1,385        $ 735
Foreclosed Assets.................         --          227

Total Non-Performing Assets.......     $1,385        $ 962
Total Non-Performing Assets as a
   Percentage of Total Assets.....       1.63%        1.15%

          Liqidity and Capital Resources.  The Company's primary sources of
          -------------------------------
funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. For September 1996 the Bank's average monthly liquidity ratio was 9.3% which exceeded the minimum regulatory requirements.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1996, the Company has commitments to purchase or originate loans totaling $638,000. The Company considers it liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

     At September 30, 1996, the Bank's tangible capital was $8.4 million, or 10.0%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.2 million. In addition, at September 30, 1996, the Bank had core capital of $8.4 million , or 10.0%, of adjusted total assets, which exceeds the 3% requirement by $5.9 million. The Bank had risk-based capital of $9.0 million at September 30, 1996 or 18.9% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $5.2 million.

     The OTS requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank meets the criteria for an exemption from this requirement and has not been advised by the OTS that it is otherwise subject to this rule.

Regulatory Developments
-----------------------

          Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the SAIF in order to recapitalize the SAIF. The assessment, set by the FDIC at approximately 0.65% of SAIF-insured deposits as of March 31, 1995, will be paid on November 27, 1996. The effect of this assessment was to reduce the company's net income for the quarter ended September 30, 1996, by $181,000, or $.41 per share. As a result of this legislation, the Company's deposit insurance premiums will decline from the current 0.23% of insured deposits to 0.06% of insured deposits commencing on January 1, 1997.

          In addition to numerous regulatory relief provisions contained in the recent legislation, the legislation provides for a merger of the SAIF and the Bank Insurance Fund effective January 1, 1999 if there are no insured savings associations remaining on that date, and directs the Secretary of Treasury to make recommendations to the Congress by March 31, 1997 with respect to establishment of a common charter for banks and thrift institutions.

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

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Shareholders (the"Meeting") of GFS Bancorp, Inc. was held on October 23,1996. Shareholders approved the election of Steven L. Opsal, Thomas M. Groth and Theodore Mokricky as directors of the Company for a three year term and ratification of the appointment of McGladrey & Pullen, LLP as auditors of the Company for the fiscal year ending June 30, 1997.

          The following is a record of the votes cast in the election of directors of the Company:

          Steven L. Opsal:   For 427,218
                             Withheld 1,000


          Thomas M. Groth:   For 426,918
                             Withheld 1,300


          Theodore Mokricky: For 426,618
                             Withheld 1,600

          The following is a record of the votes cast in respect of the proposal to ratify the appointment of McGladrey & Pullen, LLP as the Company's auditors for the fiscal year ending June 30, 1997.

          For 428,218
          Against 200
          Abstain 9,478


Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          None.

          (b)  Reports on Form 8-K

          None.

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GFS BANCORP, INC.
                                        Registrant


Date:  November 12, 1996                /s/ Steven L. Opsal
                                        ---------------------------------
                                        Steven L. Opsal, President
                                          and Chief Executive Officer


Date:  November 12, 1996                /s/ Katherine A. Rose
                                        -----------------------------------
                                        Katherine A. Rose, Senior Vice
                                        President and Chief Financial
                                          Officer