Form 10QSB
period 1996-12-31
GFS BANCORP INC
filed 1997-02-13
CIK 912244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                       ----------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                        Commission File Number 0-22742

                                 GFS BANCORP,INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                          42-1410536
---------------------------                         -----------------------
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                                 Identification or
       organization)                                        Number)


                  1025 Main Street, Grinnell, Iowa 50112-0030
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (515) 236-3121
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

     As of December 31, 1996, there were 499,600 shares of the Registrant's common stock issued and outstanding, including 9,852 shares of restricted stock.

                               GFS BANCORP, INC.

                                     INDEX
                                     -----


PART I.  FINANCIAL STATEMENTS (unaudited)                             PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, December 31,1996
         and June 30, 1996 (Unaudited)....................................  1

         Consolidated Statement of Income for the Three Months
         and Six Months Ended December 31, 1996 and 1995
         (Unaudited)......................................................  2

         Consolidated Statement of Shareholders' Equity,
         for the Six Months Ended December 31,1996
         (Unaudited)......................................................  3

         Consolidated Statement of Cash Flows, for the Six
         Months Ended December 31, 1996 and 1995
         (Unaudited)......................................................  4

         Notes to Consolidated Financial Statements
         (Unaudited)......................................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  7

PART II. OTHER INFORMATION

         Signature Page...................................................  19

                               GFS BANCORP, INC
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       Dec 31,        June 30,
                                      ASSETS                                            1996            1996
Cash and amounts due from depository institutions:
     Noninterest bearing                                                                 $296,415        $222,461
     Interest bearing                                                                   2,748,131       2,048,671
Securities available for sale                                                           1,635,700       1,672,763
Securites held to maturity                                                              1,497,507       1,582,188
Mortgage-backed securities held to maturity                                             3,242,227       3,435,254
Stock in Federal Home Loan Bank, at cost (approximates fair value)                      1,159,000       1,159,000
Loans receivable, net                                                                  75,874,543      71,772,896
Real estate acquired in settlement of loans, net                                            ---           226,616
Premises and equipment, net                                                               227,507         234,415
Accrued interest receivable                                                               469,909         439,392
Other assets                                                                              474,943         510,960
                                                                                 ---------------------------------
                                   Total Assets                                       $87,625,882     $83,304,616
                                                                                 =================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand                                                                            $5,582,490      $4,651,689
     Savings and money market                                                          10,482,510      10,140,487
     Certificates of deposit                                                           42,390,197      38,330,207
                                                                                 ---------------------------------
                                   Total Deposits                                      58,455,197      53,122,383
Advances from Federal Home Loan Bank                                                   18,290,221      19,317,997
Advances from borrowers for taxes and insurance                                           460,039         432,970
Accrued dividends payable                                                                  49,960          51,460
Other accrued expenses and liabilities                                                    318,339         434,915
                                                                                 ---------------------------------
                                   Total Liabilities                                  $77,573,756     $73,359,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, issued none                    ---             ---
Common stock, $.01 par value, authorized 2,000,000 shares;
   issued  550,160 shares;                                                                  5,501           5,501
Additional paid-in capital                                                              5,171,058       5,138,066
Retained earnings - substantially restricted                                            6,043,763       5,856,546
Less:
     Unearned employee stock ownership plan                                              (228,271)       (259,781)
     Unearned retention and recognition plan                                              (14,305)        (32,659)
     Treasury stock, at cost Dec 50,560 shares; June 40,560 shares                       (933,675)       (728,800)
     Unrealized Gain (loss) on securities available for sale, net                           8,055         (33,982)
                                                                                 ---------------------------------
                                   Total Stockholders' Equity                         $10,052,126      $9,944,891
                                                                                 ---------------------------------

                     Total Liabilities & Stockholders' Equity                         $87,625,882     $83,304,616
                                                                                 =================================

                               GFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                         Three months ended            Six months ended
                                                                            December 31,                 December 31,
                                                                         1996          1995           1996          1995
                                                                         ----          ----           ----          ----
Interest income:
     Loans receivable                                                    $1,605,928    $1,327,330     $3,212,764    $2,535,153
     Mortgage-backed securities                                              60,385        68,444        122,872       140,315
     Other securities and interest-bearing cash accounts                    101,452       155,153        191,399       295,245
                                                                  ------------------------------------------------------------
                                                                          1,767,765     1,550,927      3,527,035     2,970,713
                                                                  ------------------------------------------------------------

Interest expense:
     Deposits                                                               744,059       627,410      1,453,749     1,247,614
     Advances from Federal Home Loan Bank                                   285,419       332,509        580,670       579,145
                                                                  ------------------------------------------------------------
                                                                          1,029,478       959,919      2,034,419     1,826,759
                                                                  ------------------------------------------------------------

        Net interest income                                                 738,287       591,008      1,492,616     1,143,954

Provision for loan losses                                                    24,000         6,000         73,000        12,000
                                                                  ------------------------------------------------------------

         Net interest income after provision
           for loan losses                                                  714,287       585,008      1,419,616     1,131,954

Noninterest income:
     Gain/(loss) on sale of securities available for sale                         0         3,274         (1,576)       17,126
     Other                                                                   29,005        23,719         63,536        45,998
                                                                  ------------------------------------------------------------
                                                                             29,005        26,993         61,960        63,124
                                                                  ------------------------------------------------------------
Noninterest expenses:
     Salaries and employee benefits                                         237,923       199,563        451,646       366,078
     Occupancy expenses                                                      22,264        17,135         41,755        33,682
     Federal deposit insurance premiums                                      30,647        26,311         59,738        51,479
     FDIC - SAIF Special Assessment                                               0             0        287,568             0
     Data processing services                                                16,755        14,587         33,889        29,365
     Other                                                                  106,885        85,260        186,374       148,565
                                                                  ------------------------------------------------------------
                                                                            414,474       342,856      1,060,970       629,169
                                                                  ------------------------------------------------------------

         Income before provision for income taxes                           328,818       269,145        420,606       565,909

Provision for income taxes                                                   81,500        79,469        137,582       185,869
                                                                  ------------------------------------------------------------

         Net income                                                        $247,318      $189,676       $283,024      $380,040
                                                                  ============================================================

Earnings per common share                                                     $0.49         $0.37          $0.56         $0.73
                                                                  ============================================================


                               GFS BANCORP, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                  (Unaudited)



                                                                                                            Net Unrealized
                                                                                                               Loss on
                                                   Additional                ESOP       RRP                    Available
                                          Common    Paid-in     Retained    Stock       Stock      Treasury     for Sale
                                           Stock    Capital     Earnings    Awards      Awards      Stock      Securities
                                          ------   ----------   --------    ------      ------     -------- --------------
Balance,  June 30, 1996                     $5,501  $5,138,066  $5,856,546    ($259,781) ($32,659) ($728,800)    ($33,982)

      Net  income                                                  283,024

     Dividends declared                                            (95,807)

     ESOP common stock released
         for allocation                                 32,992                   31,510

      Amortization of RRP contributions                                                    18,354

       Purchase of 10,000 shares of
           treasury stock                                                                           (204,875)

         Net change in unrealized loss on
              securites available for sale                                                                         42,037
                                            ------------------------------------------------------------------------------
Balance, December 31, 1996                  $5,501  $5,171,058  $6,043,763    ($228,271) ($14,305) ($933,675)      $8,055
                                            ------------------------------------------------------------------------------

                                                               Total
                                                           Stockholders'
                                                              Equity
                                                           -------------
Balance,  June 30, 1996                                       $9,944,891

      Net  income                                               $283,024

     Dividends declared                                         ($95,807)

     ESOP common stock released
         for allocation                                          $64,502

      Amortization of RRP contributions                          $18,354

       Purchase of 10,000 shares of
           treasury stock                                      ($204,875)

         Net change in unrealized loss on
              securites available for sale                       $42,037
                                                             -----------
Balance, December 31, 1996                                   $10,052,126
                                                             -----------

                               GFS BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                               December 31,
                                                                            1996          1995
                                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                  $283,024      $380,040
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                              17,231        12,072
    (Gain) loss on sale of available for sale investments                      1,576       (17,126)
    FHLB Stock Dividend                                                            0       (20,800)
    ESOP and RRP expense                                                      82,856        87,344
    Deferred Loan fees, net                                                   (3,538)       39,683
    Provisions for loan losses                                                73,000        12,000
    Change in:
      Accrued interest receivable                                            (30,517)      (67,275)
      Other assets                                                            36,017        21,486
      Other liabilities                                                     (116,576)       65,379
                                                                     ------------------------------
         Net cash provided by operating activities                           343,073       512,803

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity of securities held to maturity                                       85,000             0
Maturity of  securities available for sale                                         0       150,000
Proceeds from sales of securities available for sale                          99,925     1,545,521
Purchase of securities held to maturity                                            0       (85,000)
Purchase of securities available for sale                                          0      (181,500)
Purchase of FHLB Stock                                                             0      (306,000)
Principal payments received on mortgage-backed securities                    193,027       315,468
Net (increase) in loans outstanding                                       (4,194,475)  (10,020,591)
Proceeds from sale of real estate                                            226,616             0
Purchase of premises and equipment                                           (10,323)      (23,003)
                                                                     ------------------------------
         Net cash (used) by investing activities                          (3,600,230)   (8,605,105)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                   5,332,814     1,650,829
Advances from Federal Home Loan Bank                                         500,000     8,500,000
Repayment of advances from the Federal Home Loan Bank                     (1,527,776)     (329,260)
Net increase (decrease) in advances from borrowers for
    taxes and insurance                                                       27,069        61,050
Net Proceeds from reissuance of treasury stock                                     0         9,520
Purchase of treasury stock                                                  (204,875)     (327,880)
Dividends paid                                                               (96,661)      (74,508)
                                                                     ------------------------------
         Net cash provided by financing activities                         4,030,571     9,489,751

Net (increase) decrease in cash and cash equivalents                         773,414     1,397,449

Cash and Cash equivalents, beginning of period                             2,271,132     4,107,346
                                                                     ------------------------------
Cash and Cash equivalents, end of period                                  $3,044,546    $5,504,795
                                                                     ==============================

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of December 31, 1996 and June 30, 1996, the results of its operations for the three months and six months ended December 31, 1996 and 1995, changes in stockholders' equity for the six months ended December 31, 1996 and for the statement of cash flows for the six months ended December 31, 1996 and 1995.

     Operating results for the three months and six months ended December
31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

(2)  Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of common and common stock equivalents for the period ended December 31, 1996 was 506,101 shares. The amount set forth above includes 9,852 shares of restricted stock issued in accordance with the recognition and retention plan established by the Company. These restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, 42,320 shares of common stock were issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards Division statement of position 93-6 on "Employers Accounting for Employee Stock Ownership Plans", ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At December 31, 1996, 19,944 ESOP shares were committed to be released and were considered in the earnings per share computations.

(3)  Regulatory Capital Requirements
     -------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under these regulations. As of December 31, 1996, the Bank substantially exceeded all current regulatory capital standards.

                              Regulatory        Actual
                               Capital          Capital
                             Requirement      (Bank Only)     Excess Capital
                           ---------------  ---------------   --------------
                           Amount  Percent  Amount  Percent   Amount Percent
                           ------  -------  ------  -------   ------ -------
                                         (Dollars in Thousands)

Risk-Based...............  $3,799   8.0%    $8,826   18.59%   $5,027  10.59%
Core Capital.............   2,596   3.0      8,231    9.51     5,635   6.51
Tangible Capital.........   1,298   1.5      8,231    9.51     6,933   8.01


(4)  Pending Accounting Pronouncements
     ---------------------------------

     The Financial Accounting Standards Board (FASB) has approved, effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Statement No. 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation and for transactions after December 31, 1996, Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. FASB Statements No. 121,122,123 and 125 are not expected to have a material effect on the Company's financial statements when adopted.

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

Financial Condition
-------------------

     The Company's total assets increased $4.3 million, or 5.2%, from $83.3 million at June 30, 1996 to $87.6 million at December 31, 1996. This increase was due primarily to an increase of $4.1 million in net loans receivable and $770,000 in cash. The increases were partially offset by a $120,000 decrease in investment securities, a $200,000 decrease in mortgage-backed securities and a $227,000 decrease from the disposition of real estate acquired in settlement of loans. The increase in loans was funded by a $5.4 million increase in savings deposits.

     Total investment securities decreased by $120,000, or 3.7%, from $3.25 million at June 30, 1996 to $3.13 million at December 31, 1996 due to the sale of an investment in common stock and the redemption of a maturing certificate of deposit. At December 31, 1996 the investment portfolio consisted primarily of $1.5 million in U.S. agency obligations, $800,000 in mutual funds, and $800,000 in equity securities consisting of common stocks of two bank holding companies and a life insurance company and preferred stocks of two bank holding companies, a power company and an automobile manufacturer.

     Total mortgage-backed securities decreased $200,000, or 5.8%, from $3.44 million at June 30, 1996 to $3.24 million at December 31, 1996. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $4.1 million, or 5.7%, from $71.8 million at June 30, 1996 to $75.9 million at December 31, 1996. Mortgage loans originated during the six months ended December 31, 1996, totaled $5.9 million and were secured primarily by single family dwellings in the Bank's market area. During this period, the Bank also purchased $3.8 million of loans secured by one-to-four family dwellings, $8.3 million of multi-family, $116,000 in land development and $ 1.4 million of commercial real estate loans primarily located in the Madison, Wisconsin area. Of the $13.6 million in one-to-four family, multi-family, land development and commercial real estate purchased during the period, $9.6 million were sold to other financial institutions with the Bank retaining the servicing.

     Total deposits increased by $5.4 million, or 10.2%, from $53.1 million at June 30, 1996 to $58.5 million at December 31, 1996. This increase was primarily due to growth of $1.3 million in demand, savings and money market accounts and $4.1 million in certificate of deposit accounts. Management believes that the increases in checking, savings and certificate of deposits were primarily attributable to successful marketing initiatives.

     Total borrowed funds had a net decrease of $1.0 million, or 5.2%, from $19.3 million at June 30, 1996 to $18.3 million at December 31, 1996. This net decrease was primarily due to the payoff of maturing advances.

     Total stockholders' equity increased $107,000 from $9.9 million at June 30, 1996 to $10.1 million at December 31, 1996. The increase was primarily due to $283,000 in net income, amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on available for sale securities. The increase was partially offset by the $205,000 cost to repurchase 10,000 shares of the Company's stock and by declarations of $.10 per share quarterly dividends in September and December 1996. (See Consolidated Statement of Shareholders' Equity.)

Comparison of the Three Months ended December 31, 1996 and 1995
---------------------------------------------------------------

     General.  The Company's net income increased $58,000, or 30.7%, to $247,000
     --------
for the quarter ended December 31, 1996 from $189,000 for the quarter ended December 31, 1995. This increase resulted primarily from an increase in net interest income after provision for loan losses of $129,000 which was partially offset by a $72,000 increase in non-interest expense.

     Net Interest Income. Net interest income, before provision for loan losses,
     --------------------
increased $147,000, or 6.9%, from $591,000 at December 31, 1995 to $738,000 at
December 31, 1996 due to increases in average balances of interest-earning assets. The Company's average spread increased from 2.33% for the three months ended December 31, 1995 to 2.57% for the three months ended December 31, 1996 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income.  Interest income increased by $220,000, or 14.2%, from
     ----------------
$1,550,000 at December 31, 1995 to $1,770,000 at December 31, 1996.  This
increase was primarily due to an increase of 0.05% in the average rate earned on interest-earning assets and an increase of $10.6 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

     Interest Expense.  Interest expense increased by $70,000, or 7.3%, from
     -----------------
$960,000 for the quarter ended December 31, 1995 to $1,030,000 for the quarter ended December 31, 1996. This increase was primarily due to $6.7 million increase in the average balance of total deposits and borrowed funds, which was partially offset by a .19% decrease in the average rate paid on interest-bearing liabilities.

     Provision for Loan Losses.  The provision for loan losses is determined by
     --------------------------
management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with generally accepted accounting principles.   A $24,000 provision
for loan losses was established for the quarter ended December 31, 1996, as compared to a $6,000 provision for the quarter ended December 31, 1995. The increase in loan loss provisions was due to further increases in the mortgage loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income increased from $27,000 at December
     --------------------
31, 1995 to $29,000 at December 31, 1996.

     Non-Interest Expense.   Non-interest expense increased by $71,000 from
     ---------------------
$343,000 in the quarter ended December 31, 1995 to $414,000 in the quarter ended December 31, 1996. This increase was primarily due to a $38,000 increase in compensation and benefits due to staff additions and fiscal year-end salary increases and to a $22,000 increase in miscellaneous other operating expenses.

     Provision for Income Taxes.  Income tax expense was $79,000 for the
     ---------------------------
quarter ended December 31, 1995 compared to $82,000 for the quarter ended December 31, 1996.

Comparison of the Six Months ended December 31, 1996 and December 31, 1995
--------------------------------------------------------------------------

     General.  Net income decreased $97,000, or 25.5%, from $380,000 for the six
     --------
months ended December 31, 1995 to $283,000 for the six months ended December 31, 1996. This decrease resulted primarily from a one time after-tax special assessment of $181,000 ($287,568 before the effect of federal and state income taxes) levied by the Federal Deposit Insurance Corporation (the "FDIC") in order to capitalize the Savings Association Insurance Fund. (See Regulatory Developments.) The effect of the special assessment was partially mitigated by increases in net interest income and a reduction in provision for income tax, which more than offset other increases in non-interest expense and provision for loan losses.

     Net Interest Income.  Net interest income increased $350,000, from
     --------------------
$1,140,000 for the six months ended December 31, 1995 to $1,490,000 at December 31, 1996. The Company's average spread increased from 2.31% for the six months ended December 31, 1995 to 2.63% for the six months ended December 31, 1996 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income.  Interest income increased $560,000, or 18.9%, from
     ----------------
$2,970,000 for the six months ended December 31, 1995 to $3,530,000 for the same period in 1996. This increase was primarily due to an increase of .10% in the average rate earned on interest-earning assets and an increase of $11.8 million in the average balance of such assets. Interest income on loans increased $680,000, which was primarily due to an increase in the Bank's loan portfolio. Interest income on mortgage-backed securities decreased by $20,000 due to principal payments and prepayments. Interest income on cash and investment securities decreased by $100,000 due to a decrease in average balances and average rate.

     Interest Expense.   Interest expense increased by $200,000 or 10.9%, from
     -----------------
$1,830,000 for the six months ended December 31, 1995 to $2,030,000 for the six months ended December 31, 1996. This increase was primarily due to a $9.4 million increase in the average balance of interest-bearing liabilities and a
 .22% increase in the average rates paid on such liabilities.

     Provision for Loan Losses.  The provision for loan losses is determined by
     --------------------------
management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with general accepted accounting principles.   A $73,000 provision
for loan losses was established for the six months ended December 31, 1996, as compared to a $12,000 provisions for the six months ended December 31, 1995.
The increase in loan loss provisions was due to further increases in the mortgage loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income.  Non-interest income decreased from $63,000 for the
     --------------------
six months ended December 31, 1995 to $62,000 for the six months ended December 31, 1996.

     Non-Interest Expense.  Non-interest expense increased from $630,000 in the
     ---------------------
six months ended December 31, 1995 to $1,060,000 for the six months ended December 31, 1996. This $430,000 increase, or 68.3%, was primarily due to a $287,568 special one time FDIC-SAIF insurance assessment (See Results of Operations -General above and Regulatory Developments below), an $86,000 increase in compensation and benefits due to staff additions and fiscal year-end salary increases and a $38,000 increase in other expenses due to telephone, postage, advertising and other miscellaneous operating expenses

     Provision for Income Taxes.  Income tax expense was $186,000 for the six
     ---------------------------
months ended December 31, 1995 as compared to $138,000 for the six months ended December 31, 1996. The $48,000 decrease was due to a decrease in income subject to taxes.

     Allowance for Loan Losses.  The allowance for loan losses is calculated
     --------------------------
based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1996 was $713,000, or 0.9% of the total loans. The June 30, 1996 allowance for loan losses was $641,000, or 0.9% of total loans.

     Non-Performing Assets.  Total non-performing assets (defined as
     ---------------------
non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $483,000 from $962,000, or 1.15% of total assets at June 30, 1996, to $1,445,000, or 1.65% of total assets at December 31, 1996. This $1,445,000 consisted primarily of ten loans totaling $186,000 secured by single-family homes, three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, one non-mortgage commercial loan for $50,000, two consumer loans totaling $22,000 and a $437,000 package of equipment leases owned by the Bank. The referenced equipment leases were sold and serviced by Bennett Funding Group and its affiliates (the "Bennett Group"), certain of which companies have been charged by the Securities and Exchange Commission with, among other things, the illegal sale of fictitious equipment leases. On April 1, 1996, the Bennett Group filed for Chapter 11 Bankruptcy, resulting in the suspension of payments on the Bank's leases. On February 5, 1997, management entered into an agreement with the Bankruptcy Trustee whereby the Company will receive a pre-determined percentage of all amounts collected on the underlying equipment leases, up to a specified percentage of the current outstanding principal balance. Based on management's estimate of the present value of this settlement the Company will record a charge-off of approximately $115,000 against the allowance for loan losses. The Company had previously established loss reserves of approximately $130,000 for the Bennett Group equipment leases.

The $483,000 increase in non-performing assets primarily reflects the addition of the three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, which was partially offset by the redemption of a $227,000 parcel of real estate in judgment, which had been non-performing at June 30, 1996.

     In addition, at December 31, 1996, other assets of concern totaled $488,000 and included ten loans totaling $208,000 secured by single-family residences and a $280,000 single-family home in Houston, Texas. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

     Assets classified pursuant to the Office of Thrift Supervision ("OTS") regulations and assets designated special mention totaled $1.8 million at December 31, 1996 as compared to $2.5 million at June 30, 1996. At December 31, 1996, all classified assets were included in non-performing assets or other assets of concern.

     For all periods presented the Company had no significant troubled debt restructurings. The following table sets forth the amount of non-performing assets at the periods indicated.

                                    December 31,    June 30,
                                        1996          1996


                                     (Dollars in Thousands)

Non-Accruing Loans................        $1,445       $ 735
Foreclosed Assets.................            --         227

Total Non-Performing Assets.......        $1,445       $ 962
Total Non-Performing Assets as a
   Percentage of Total Assets.....          1.65%       1.15%

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. For December 31, 1996 the Bank's average monthly liquidity ratio was 6.3% which exceeded the minimum regulatory requirements.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1996, the Company had commitments to purchase or originate loans totalling $379,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

     At December 31, 1996, the Bank's tangible capital was $8.2 million, or 9.5%, of adjusted total assets, which is in excess of the 1.5% requirement by $6.9 million. In addition, at December 31, 1996, the Bank had core capital of $8.2 million , or 9.5%, of adjusted total assets, which exceeds the 3% requirement by $5.6 million. The Bank had risk-based capital of $8.8 million at December 31, 1996 or 18.6% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $5.0 million.

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

Regulatory Developments
-----------------------

     Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the SAIF in order to recapitalize the SAIF. The assessment, set by the FDIC at approximately 0.65% of SAIF-insured deposits as of March 31, 1995, was paid on November 27, 1996. The effect of this assessment was to reduce the company's net income for the six months ended December 31, 1996, by $181,000. As a result of this legislation, the Company's deposit insurance premiums will decline from the current 0.23% of insured deposits to 0.06% of insured deposits commencing on January 1, 1997.

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

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders (the"Meeting") of GFS Bancorp, Inc. was held on October 25,1995. Shareholders approved the election of Donald M. Howig, Scott A. Jensen and David S. Clay as directors of the Company for a three year term and ratification of the appointment of McGladrey & Pullen, LLP as auditors of the Company for the fiscal year ending June 30, 1996.

         The following is a record of the votes cast in the election of directors of the Company:

         Donald M. Howig: For 445,292
                          Withheld 2,837
                          Broker Non-votes 17,738

         Scott A. Jensen: For 445,419
                          Withheld 2,710
                          Broker Non-votes 17,738

         David S. Clay:   For 445,419
                          Withheld 2,710
                          Broker Non-votes 17,738

         The following is a record of the votes cast in respect of the proposal to ratify the appointment of McGladrey & Pullen, LLP as the Company's auditors for the fiscal year ending June 30, 1996.

         For 446,579
         Against 800
         Abstain 750
         Broker Non-votes 17,738

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GFS BANCORP, INC.
                                       Registrant


Date: February 11, 1997                /s/ Steven L. Opsal
                                       -----------------------------
                                       Steven L. Opsal, President
                                         and Chief Executive Officer


Date: February 11, 1997                /s/ Katherine A. Rose
                                       -----------------------------
                                       Katherine A. Rose, Vice President
                                        and Chief Financial Officer