Form 10KSB/A
period 1996-06-30
GFS BANCORP INC
filed 1997-05-01
CIK 912244

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                         FORM 10-KSB/A
                        (AMENDMENT NO. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1996
                            OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________

               COMMISSION FILE NUMBER 0-22742

                         GFS BANCORP, INC.
-----------------------------------------------------------------
            (Name of small business issuer in its charter)

             Delaware                        42-1410536
--------------------------------          --------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization             Identification No.

1025 Main Street, Grinnell, Iowa                  50112-0030
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(515) 236-3121
                                                   --------------
   Securities Registered Pursuant to Section 12(b) of the Act:

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

    Transitionally Small Business disclosure format (check one):
yes [ ]  no [x]
              DOCUMENTS INCORPORATED BY REFERENCE

   Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1996.

   Part III of Form 10-KSB - Proxy Statement for 1996 Annual
Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a)  Exhibits
     --------
     The following is the exhibit list filed as part of this Amendment to Annual Report on Form 10-KSB/A:

Regulation S-B
Exhibit Number               Document
--------------               ---------
     3(a)           Articles of Incorporation, including
                    amendments thereto *

      (b)           By-Laws *

     4 Instruments defining the rights of securities holders, including debentures *

     10             Material Contracts *

                   (a)  Employment contracts between
                         the Bank and Messrs. Meredith,
                         Opsal, Nassif and Ms. Rose

                    (b)  1993 Stock Option and Incentive Plan

                    (c)  Recognition and Retention Plan

                    (d)  Salary Continuation Plan

     13             Annual Report to Security Holders *

     21             Subsidiaries of Registrant *

     23.1           Consent of McGladrey & Pullen, LLP *

     23.2           Consent of Vroman, McGowen, Hurst, Clark
                    & Smith, P.C.

     27             Financial Data Schedule *

     99             Report of Predecessor Certified Public
                    Accountants

__________
* Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the Fiscal Year Ended June 30, 1996.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GFS BANCORP, INC.


Date:  April 29, 1997              /s/ Steven L. Opsal
                                   -------------------------
                                   Steven L. Opsal (Duly
                                   Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Opsal                /s/ LeRoy E. Meredith
-------------------------------    -----------------------------
Steven L. Opsal, President,        LeRoy E. Meredith, Chairman of
Chief Executive Officer and        the Board and Director
Director (Principal Executive
Officer)

Date: April 29, 1997               Date:  April 29, 1997

/s/ Theodore Mokricky              /s/ David Clay
-------------------------------    -----------------------------
Theodore Mokricky, Vice            David Clay, Director
Chairman of the Board

Date: April 29, 1997               Date:  April 29, 1997

/s/ Thomas M. Groth                /s/ Scott A. Jensen
-------------------------------    -----------------------------
Thomas M. Groth, Director          Scott A. Jensen, Director

Date: April 29, 1997               Date:  April 29, 1997


/s/ Donald H. Howig
------------------------------
Donald H. Howig, Director

Date: April 29, 1997

/s/ Katherine A. Rose
------------------------------
Katherine A. Rose, Senior Vice
President and Chief Financial
Officer and Director (Principal
Financial and Accounting Officer)

Date:  April 29, 1997