Form 10QSB
period 1997-03-31
GFS BANCORP INC
filed 1997-05-15
CIK 912244

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

              Commission File Number: No. 0-22742

                     GFS BANCORP, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)


    Delaware                                  42-1410536
-----------------------                   -------------------
(State of other jurisdiction of            (I.R.S. Employer
of incorporation or organization          Identification No.)


           1025 Main Street, Grinnell, Iowa 50112-0030
          --------------------------------------------
            (Address of principal executive offices)


                       (515) 236-3121
                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X]  Yes    [ ]  No

     Transitional Small Business Disclosure Format (check one):

                         Yes [ ]        No [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of May 1, 1997, there were 987,842 shares of the Registrant's common stock issued and outstanding, including 9,438 shares of restricted stock.

                      GFS BANCORP, INC.

                          INDEX

PART I.  FINANCIAL STATEMENTS (unaudited)      PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, March 31,1997
         and June 30, 1996 (Unaudited)....................... 1

         Consolidated Statement of Income for the Three
         and Nine Months Ended March 31, 1997 and 1996
         (Unaudited)......................................... 2

         Consolidated Statement of Shareholders' Equity,
         for the Nine Months Ended March 31, 1997
         (Unaudited)......................................... 3

         Consolidated Statement of Cash Flows, for the Nine
         Months Ended March 31, 1997 and 1996
         (Unaudited)......................................... 4

         Notes to Consolidated Financial Statements
         (Unaudited)......................................... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................. 8

PART II. OTHER INFORMATION

         Signature Page......................................19

                        GFS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                                                       March 31        June 30,
                                                         1997            1996
                                                     ------------    ------------
ASSETS
Cash and amounts due from depository institutions:
   Noninterest bearing                               $    359,038    $    222,461
   Interest bearing                                     2,733,095       2,048,671
Securities available for sale                           1,882,903       1,672,763
Securities held to maturity                             1,497,645       1,582,188
Mortgage-backed securities held to maturity             3,203,002       3,435,254
Stock in Federal Home Loan Bank, at cost
   (approximate fair value)                             1,159,000       1,159,000
Loans receivable, net                                  76,088,416      71,772,896
Real estate acquired in settlement of loans, net           23,759         226,616
Premises and equipment, net                               232,590         234,415
Accrued interest receivable                               474,571         439,392
Other assets                                              499,595         510,960
                                                      -----------     -----------
                     Total assets                    $ 88,153,614    $ 83,304,616
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand                                           $  6,175,888    $  4,651,689
    Savings and money market                           11,023,437      10,140,487
    Certificates of deposit                            41,127,871      38,330,207
                                                      -----------     -----------
                     Total deposits                    58,327,196      53,122,383
Advances from Federal Home Loan Bank                   18,975,968      19,317,997
Advances from borrowers for taxes and insurance           328,892         432,970
Accrued dividends payable                                  49,392          51,460
Other accrued expenses and liabilities                    275,717         434,915
                                                      -----------     -----------
                     Total liabilities               $ 77,957,165    $ 73,359,725
                                                      ===========     ===========

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY
Preferred stock, $.01 par value,
  authorized 500,000 shares, issued none             $         --    $         --
Common stock, $.01 par value,
  authorized 2,000,000 shares                              10,440           5,501
Additional paid-in capital                              5,175,427       5,138,066
Retained earnings -substantially restricted             6,277,465       5,856,546
Less:
   Unearned employee stock ownership plan                (212,871)       (259,781)
   Unearned retention and recognition plan                (10,765)        (32,659)
   Treasury stock at cost                              (1,055,302)       (728,800)
   Unrealized gain (loss) on securities
     available for sale, net                               12,055         (33,982)
                                                      -----------     -----------
                     Total stockholders' equity      $ 10,196,449    $  9,944,891
                                                      -----------     -----------

     Total liabilities and stockholders' equity      $ 88,153,614    $ 83,304,616
                                                      ===========     ===========

                     GFS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                                      Three Months Ended        Nine Months Ended
                                           March 31,                March 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income:
  Loans receivable                   $1,607,410  $1,418,640  $4,820,174  $3,953,793
  Mortgage-backed securities             59,704      67,088     182,576     207,403
  Other securities and interest-
    bearing cash accounts                96,262     118,042     287,661     413,287
                                     ----------  ----------  ----------  ----------
                                      1,763,376   1,603,770   5,290,411   4,574,483
                                     ----------  ----------  ----------  ----------
Interest expense:
  Deposits                              730,226     631,134   2,183,975   1,878,748
  Advances from Federal Home Loan
    Bank                                281,527     303,756     862,197     882,901
                                     ----------  ----------  ----------  ----------
                                      1,011,753     934,890   3,046,172   2,761,649
                                     ----------  ----------  ----------  ----------
      Net interest income               751,623     668,880   2,244,239   1,812,834
Provision for loan losses                24,000       8,000      97,000      20,000
                                     ----------  ----------  ----------  ----------
      Net interest income after
        provision for loan losses       727,623     660,880   2,147,239   1,792,834

Noninterest income:
  Gain/(loss) on sale of securities
    available for sale                        0      10,928      (1,576)     28,054
  Other                                  32,846      22,778      96,382      68,776
                                     ----------  ----------  ----------  ----------
                                         32,846      33,706      94,806      96,830
                                     ----------  ----------  ----------  ----------
Noninterest expenses:
  Salaries and employee benefits        222,148     203,692     673,794     569,770
  Investment real estate operations         500           0         500           0
  Occupancy expenses                     23,631      19,956      65,386      53,638
  Federal deposit insurance premiums      2,217      26,807      61,955      78,286
  FDIC - SAIF Special Assessment              0           0     287,568           0
  Data processing services               21,831      18,043      55,720      47,408
  Other                                  91,878      68,228     278,252     216,793
                                     ----------  ----------  ----------  ----------
                                        362,205     336,726   1,423,175     965,895
                                     ----------  ----------  ----------  ----------
      Income before provision for
        income taxes                    398,264     357,860     818,870     923,769

Provision for income taxes              117,918     117,100     255,500     302,969
                                     ----------  ----------  ----------  ----------
      Net income                     $  280,346  $  240,760  $  563,370  $  620,800
                                     ==========  ==========  ==========  ==========
Earnings per common share            $     0.28  $     0.23  $     0.56  $     0.59
                                     ==========  ==========  ==========  ==========

On March 31, 1997, the company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend. All shares and per share data included in this report have been restated to reflect the stock split.

                     GFS BANCORP, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (UNAUDITED)


                                               Additional              ESOP
                                   Common       Paid-in    Retained    Stock
                                   Stock        Capital    Earnings    Award
                                   ------      ----------  --------    -----
Balance, June 30, 1996             $ 5,501    $5,138,066  $5,856,546  $(259,781)
   Net income                                                563,370
   Dividends                                                (142,451)
   Additional Shares issued in
     two-for-one stock split
     effected in the form of a
     stock dividend                  4,939        (4,939)
   ESOP common stock released
     for allocation                               50,363                 46,910
   Amortization of RRP
     contributions
   Purchase of Treasury Stock
   Treasury stock reissued to
     fund stock options
     exercised                                    (8,063)
     Net change in unrealized
       loss on securities
       available for sale
                                   -------    ----------  ----------  ---------
Balance, March 31, 1997            $10,440    $5,175,427  $6,277,465  $(212,871)
                                   =======    ==========  ==========  =========

                                                         Net Unrealized
                                                           Loss on
                                   RRP                    Available      Total
                                   Stock       Treasury   for Sale    Stockholders'
                                   Awards        Stock    Securities     Equity
                                   ------      --------   ----------  ------------
Balance, June 30, 1996             $(32,659)  $(728,800)  $(33,982)   $9,944,891
   Net income                                                            563,370
   Dividends                                                            (142,451)
   Additional Shares issued in
     two-for-one stock split
     effected in the form of a
     stock dividend                                                            0
   ESOP common stock released
     for allocation                                                       97,273
   Amortization of RRP
     contributions                   21,894                               21,894
   Purchase of Treasury Stock                  (344,085)                (344,085)
   Treasury stock reissued to
     fund stock options
     exercised                                   17,583                    9,520
     Net change in unrealized
       loss on securities
       available for sale                                   46,037        46,037
                                   --------   ----------- --------   -----------
Balance, March 31, 1997            $(10,765)  $(1,055,302)$ 12,055   $10,196,449
                                   ========   =========== ========   ===========

                        GFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                                               Nine months ended
                                                                    March 31,
                                                              1997           1996
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   563,370    $   620,800
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               27,881         20,017
    (Gain) loss on sale of available for sale investments       1,576        (28,054)
    FHLB stock dividend                                             0        (20,800)
    ESOP and RRP expense                                      119,167        129,631
    Deferred loan fees, net                                    (5,120)        38,947
    Provisions for loan losses                                 97,000         20,000
    Change in:
      Accrued interest receivable                             (35,179)       (29,673)
      Other assets                                             11,365         (5,488)
      Other liabilities                                      (186,236)        96,382
                                                           ----------     ----------
        Net cash provided by operating activities             593,824        841,762
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities held to maturity                        85,000      1,200,000
Maturity of securities available for sale                           0        150,000
Proceeds from sales of securities available for sale           99,925      2,077,956
Purchase of securities held to maturity                             0     (1,085,000)
Purchase of securities available for sale                    (238,566)      (181,500)
Purchase of FHLB stock                                              0       (306,000)
Principal payments received on mortgage-backed
   securities                                                 232,252        415,065
Net (increase) in loans outstanding                        (4,431,616)   (12,549,431)
Proceeds from sale of real estate                             226,616              0
Purchase of premises and equipment                            (26,056)       (58,373)
                                                           ----------     ----------
        Net cash (used) by investing activities            (4,052,445)   (10,337,283)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    5,204,813      4,968,269
Advances from Federal Home Loan Bank                        4,500,000      8,500,000
Repayment of advances from the Federal Home Loan Bank      (4,842,029)    (3,746,424)
Net (decrease) in advances from borrowers for taxes
   and insurance                                             (104,078)       (52,542)
Net proceeds from reissuance of treasury stock                  9,520          9,520
Purchase of treasury stock                                   (344,085)      (509,953)
Dividends paid                                               (144,519)      (108,898)
                                                           ----------     ----------
        Net cash provided by financing activities           4,279,622      9,059,972
                                                           ----------     ----------

Net decrease (increase) in cash and cash equivalents          821,001       (435,549)

Cash and cash equivalents, beginning of period              2,271,132      4,107,346
                                                           ----------     ----------
Cash and cash equivalents, end of period                  $ 3,092,133    $ 3,671,797
                                                           ==========     ==========
/TABLE

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of March 31, 1997 and June 30, 1996, the results of its operations for the three and nine months ended March 31, 1997 and 1996, changes in stockholders' equity for the nine months ended March 31, 1997 and for the statement of cash flows for the nine months ended March 31, 1997 and 1996.

     Operating results for the three and nine months ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

(2)  Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of common and common stock equivalents for the three and nine month period ended March 31, 1997 was 1,008,762 shares and 1,016,724 shares, respectively.
(On March 21, 1997, the company's Board of Directors authorized a two-for-one stock split payable April 25, 1997, to shareholders of record as of April 11, 1997, in the form of a 100% stock dividend. All shares and per share data included in this report
have been restated to reflect the stock split.)   The amount set
forth above includes 9,438 shares of restricted stock issued in accordance with the recognition and retention plan established by the Company. These restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, 84,640 shares of common stock were issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards Division statement of position 93-6 on "Employers Accounting for Employee Stock Ownership Plans", ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At March 31, 1997, 42,968 ESOP shares were committed to be released and were considered in the earnings per share computations.

(3)  Regulatory Capital Requirements
     ------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1997, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under these regulations. As of March 31, 1997, the Bank substantially exceeded all current regulatory capital standards.

                              Regulatory        Actual
                                Capital         Capital
                              Requirement     (Bank Only)   Excess  Capital
                            --------------- --------------- ---------------
                            Amount  Percent Amount  Percent Amount  Percent
                            ------  ------- ------  ------- ------  -------
                                         (Dollars in Thousands)
Risk-Based . . . . . . .    $3,997   8.0%   $9,160   18.33% $5,163  10.33%
Core Capital . . . . . .     2,604   3.0     8,538    9.83   5,934   6.83
Tangible Capital . . . .     1,302   1.5     8,538    9.83   7,236   8.33

(4)  Pending Accounting Pronouncements
      ---------------------------------

     The Financial Accounting Standards Board (FASB) has approved, effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Statement No. 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation and for transactions after December 31, 1996, Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company adopted the referenced FASB statements during fiscal year 1997 and such did not have a material effect on the Company's financial condition or results of operation when adopted.

     In February 1997, FASB issued Statement No. 128, Earnings Per Share, which, simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of Statement No. 128, will not result in a material change in the EPS presentation.

                         PART I - ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Business
--------

     GFS Bancorp, Inc. (the "Company") was formed to be the holding company for Grinnell Federal Savings Bank ("Grinnell Federal" or the "Bank") in connection with the Bank's conversion to stock form. The Company completed its initial public offering on January 5, 1994 with the sale of 529,000 shares at $10.00 per share. On March 21, 1997, the company's Board of Directors authorized a two-for-one stock split payable April 25, 1997, to shareholders of record as of April 11, 1997, in the form of a 100% stock dividend. All shares and per share data included in this report have been restated to reflect the stock split.

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

Financial Condition
-------------------

     The Company's total assets increased $4.9 million, or 5.9%, from $83.3 million at June 30, 1996 to $88.2 million at March 31, 1997. This increase was due primarily to an increase of $4.3 million in net loans receivable, $126,000 in investment securities and $820,000 in cash. The increases were partially offset by a $240,000 decrease in mortgage-backed securities and a $203,000 decrease from the disposition of real estate acquired in settlement of loans. The increase in loans was funded by a $5.2 million increase in savings deposits.

     Total investment securities increased by $126,000, or 3.9%, from $3.25 million at June 30, 1996 to $3.38 million at March 31, 1997 due to the purchase of an investment in common stock. At March 31, 1997 the investment portfolio consisted primarily of $1.5 million in U.S. agency obligations, $750,000 in mutual funds, and $1.1 million in equity securities consisting of common stocks of two bank holding companies and a life insurance company and preferred stocks of two bank holding companies, a power company and an automobile manufacturer.

     Total mortgage-backed securities decreased $240,000, or 7.0%, from $3.44 million at June 30, 1996 to $3.20 million at March 31, 1997. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $4.3 million, or 6.0%, from $71.8 million at June 30, 1996 to $76.1 million at March 31, 1997. Mortgage loans originated during the nine months ended March 31, 1997, totaled $7.5 million and were secured primarily by single family dwellings in the Bank's market area. During this period, the Bank also purchased $4.4 million of loans secured by one-to-four family dwellings, $13.4 million of multi-family, $171,000 in land development and $1.8 million of commercial real estate loans primarily located in the Madison, Wisconsin area. Of the $19.8 million in one-to-four family, multi-family, land development and commercial real estate purchased during the period, $14.3 million were sold to other financial institutions with the Bank retaining the servicing.

     Total deposits increased by $5.2 million, or 9.8%, from $53.1 million at June 30, 1996 to $58.3 million at March 31, 1997. This increase was primarily due to growth of $2.4 million in demand, savings and money market accounts and $2.8 million in certificate of deposit accounts. Management believes that the increases in checking, savings and certificate of deposits were primarily attributable to successful marketing initiatives.

     Total borrowed funds had a net decrease of $340,000, or 1.8%, from $19.3 million at June 30, 1996 to $19.0 million at March 31, 1997. This net decrease was primarily due to the payoff of maturing advances.

     Total stockholders' equity increased $252,000 from $9.9 million at June 30, 1996 to $10.2 million at March 31, 1997. The increase was primarily due to $563,000 in net income, amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on available for sale securities.
The increase was partially offset by $344,000 which was the cost to repurchase shares of the Company's stock. (See Part II. Other Information, Item 6. Reports on 8-K regarding stock repurchases) and by declarations of $.05 per share quarterly dividends in September 1996, December 1996 and March 1997. (See Consolidated Statement of Shareholders' Equity.)

     On January 8, 1997, the Company announced its intention to repurchase an additional 5% or 49,734 of its outstanding shares for general corporate purposes, primarily for the issuance of shares in connection with the exercise of stock options.

Comparison of the Three Months ended March 31, 1997 and 1996
------------------------------------------------------------

     General. The Company's net income increased $39,000, or 16.2%, to $280,000 for the quarter ended March 31, 1997 from $241,000 for the quarter ended March 31, 1996. This increase resulted primarily from an increase in net interest income after provision for loan losses of $67,000 which was partially offset by a $25,000 increase in non-interest expense.

     Net Interest Income. Net interest income, before provision for loan losses, increased $83,000, or 12.4%, from $669,000 at March 31, 1996 to $752,000 at March 31, 1997 due to increases in average balances of interest-earning assets. The Company's average spread was 2.68% for the three months ended March 31, 1996 and 1997.

     Interest Income. Interest income increased by $159,000, or 9.9%, from $1,604,000 at March 31, 1996 to $1,763,000 at March
31, 1997. This increase was primarily due to an increase of .04% in the average rate earned on interest-earning assets and an increase of $7.4 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

     Interest Expense. Interest expense increased by $77,000, or 8.2%, from $935,000 for the quarter ended March 31, 1996 to $1,012,000 for the quarter ended March 31, 1997. This increase was primarily due to $5.1 million increase in the average balance of total deposits and borrowed funds and by a .04% increase in the average rate paid on interest-bearing liabilities.

     Provision for Loan Losses. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with generally accepted accounting principles.   A
$24,000 provision for loan losses was established for the quarter ended March 31, 1997, as compared to an $8,000 provision for the quarter ended March 31, 1996. The increase in loan loss provisions was due to further increases in the mortgage loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income decreased from $34,000 at March 31, 1996 to $33,000 at March 31, 1997.

     Non-Interest Expense.   Non-interest expense increased by
$25,000 from $337,000 in the quarter ended March 31, 1996 to $362,000 in the quarter ended March 31, 1997. This increase was primarily due to an $18,000 increase in compensation and employee benefits and a $24,000 increase in miscellaneous other operating expenses. The increase was partially offset by a $25,000 reduction in federal deposit insurance premiums.

     Provision for Income Taxes. Income tax expense was $117,000 for the quarter ended March 31, 1996 compared to $118,000 for the quarter ended March 31, 1997.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31,
1996

     General. Net income decreased $58,000, or 9.3%, from $621,000 for the nine months ended March 31, 1996 to $563,000 for the nine months ended March 31, 1997. This decrease resulted primarily from a one time after-tax special assessment of $181,000 ($287,568 before the effect of federal and state income taxes) levied by the Federal Deposit Insurance Corporation (the "FDIC") in order to capitalize the Savings Association Insurance Fund. (See Regulatory Developments.) The effect of the special assessment was partially mitigated by increases in net interest income and a reduction in provision for income tax, which together more than offset increases in non-interest expense and provision for loan losses.

     Net Interest Income. Net interest income increased $431,000, from $1,813,000 for the nine months ended March 31, 1996 to $2,244,000 at March 31, 1997. The Company's average spread increased from 2.44% for the nine months ended March 31, 1996 to 2.72% for the nine months ended March 31, 1997 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income. Interest income increased $716,000, or 15.7%, from $4,574,000 for the nine months ended March 31, 1996 to $5,290,000 for the same period in 1997. This increase was primarily due to an increase of .11% in the average rate earned on interest-earning assets and an increase of $10.0 million in the average balance of such assets. Interest income on loans increased $866,000, which was primarily due to an increase in the Bank's loan portfolio. Interest income on mortgage-backed securities decreased by $25,000 due to principal payments and prepayments. Interest income on cash and investment securities decreased by $126,000 due to a decrease in average balances and average rate.

     Interest Expense.   Interest expense increased by $284,000
or 10.3%, from $2,762,000 for the nine months ended March 31, 1996 to $3,046,000 for the nine months ended March 31, 1997.
This increase was primarily due to a $9.1 million increase in the average balance of interest-bearing liabilities and a .17% decrease in the average rates paid on such liabilities.

     Provision for Loan Losses. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with general accepted accounting principles.   A
$97,000 provision for loan losses was established for the nine months ended March 31, 1997, as compared to a $20,000 provisions for the nine months ended March 31, 1996. The increase in loan loss provisions was due to further increases in the mortgage loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income decreased from $97,000 for the nine months ended March 31, 1996 to $95,000 for the nine months ended March 31, 1997.

     Non-Interest Expense. Non-interest expense increased from $966,000 in the nine months ended March 31, 1996 to $1,423,000 for the nine months ended March 31, 1997. This $457,000 increase, or 47.3%, was primarily due to a $287,568 special one time FDIC-SAIF insurance assessment (See Results of Operations - General above and Regulatory Developments below), an $104,000 increase in compensation and benefits due to staff additions and fiscal year-end salary increases and a $61,000 increase in other miscellaneous operating expenses.

     Provision for Income Taxes.  Income tax expense was $303,000 for the nine months ended March 31, 1996 as compared to $256,000 for the nine months ended March 31, 1997. The $47,000 decrease was due to a decrease in income subject to taxes.

     Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1997 was $622,000, or 0.8% of total loans. The June 30, 1996 allowance for loan losses was $641,000, or 0.9% of total loans. This $19,000 decline was due to a $115,000 charge off on equipment leases (see Non-Performing Assets below) which was offset by the addition of $97,000 to the allowance for loan losses. The ratio of non-performing assets to the allowance for loan losses declined from 67% of non-performing assets at June 30, 1996 to 46% of non-performing assets at March 31, 1997, due to the combination of a $362,000 increase in non-performing assets with the $19,000 decline in allowance for loan losses referenced above. Management believes, upon consideration of the pertinent factors described above, that the current allowance for loan losses is adequate.

     Non-Performing Assets. Total non-performing assets (defined as non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $397,000 from $962,000, or 1.15% of total assets at June 30, 1996, to $1,359,000, or 1.54% of total assets at March 31, 1997. This $1,359,000 consisted primarily of $24,000 of real estate acquired in settlement of loans, seven loans totaling $234,000 secured by single-family homes, three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, two consumer loans totaling $29,000 and a $322,000 package of equipment leases owned by the Bank. The referenced equipment leases were sold and serviced by Bennett Funding Group and its affiliates (the "Bennett Group"), certain of which companies have been charged by the Securities and Exchange Commission with, among other things, the illegal sale of fictitious equipment leases. On April 1, 1996, the Bennett Group filed for Chapter 11 Bankruptcy, resulting in the suspension of payments on the Bank's leases. On February 5, 1997, management entered into an agreement with the Bankruptcy Trustee whereby the Company will receive a pre-determined percentage of all amounts collected on the underlying equipment leases, up to a specified percentage of the current outstanding principal balance. Based on management's estimate of the present value of this settlement the Company recorded a charge-off of $115,000 against the allowance for loan losses.

     The $397,000 increase in non-performing assets primarily reflects the addition of the three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, which was partially offset by the redemption of a $227,000 parcel of real estate in judgment, which had been non-performing at June 30, 1996.

     In addition, at March 31, 1997, other assets of concern totaled $497,000 and included eight loans totaling $169,000 secured by single-family residences, a $278,000 single-family home in Houston, Texas and one $50,000 non-mortgage commercial loan. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

     Assets classified pursuant to the Office of Thrift Supervision ("OTS") regulations and assets designated special mention totaled $1.8 million at March 31, 1997 as compared to $2.5 million at June 30, 1996. At March 31, 1997, all classified assets were included in non-performing assets or other assets of concern.

     For all periods presented the Company had no significant troubled debt restructurings. The following table sets forth the amount of non-performing assets at the periods indicated.

                                       March 31,      June 30,
                                         1997          1996
                                         (Dollars in Thousands)
Non-Accruing Loans ................... $1,335         $  735
Foreclosed Assets ....................     24            227
Total Non-Performing Assets .......... $1,359         $  962
  Percentage of Total Assets.........    1.54%          1.15%

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. For March 31, 1997 the Bank's average monthly liquidity ratio was 6.6% which exceeded the minimum regulatory requirements.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1997, the Company had commitments to purchase or originate loans totaling $645,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

     At March 31, 1997, the Bank's tangible capital was $8.5 million, or 9.8%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.2 million. In addition, at March 31, 1997, the Bank had core capital of $8.5 million , or 9.8%, of adjusted total assets, which exceeds the 3% requirement by $5.9 million. The Bank had risk-based capital of $9.2 million at March 31, 1997 or 18.3% of risk-adjusted assets which exceeds the 8% risk-based capital requirement by $5.2 million.

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

Regulatory Developments
-----------------------

     Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the SAIF in order to recapitalize the SAIF. The assessment, set by the FDIC at approximately 0.65% of SAIF-insured deposits as of March 31, 1995, was paid on November 27, 1996. The effect of this assessment was to reduce the company's net income for the nine months ended March 31, 1997, by $181,000. As a result of this legislation, on January 1, 1997 the Company's deposit insurance premiums declined from .23% of insured deposits to .06% of insured deposits.

     In addition to numerous regulatory relief provisions contained in the recent legislation, the legislation provides for a merger of the SAIF and the Bank Insurance Fund effective January 1, 1999 if there are no insured savings associations remaining on that date, and directed the Secretary of Treasury to make recommendations to the Congress by March 31, 1997 with respect to establishment of a common charter for banks and thrift institutions.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              No. 27  Financial Data Schedule

         (b)  Reports on Form 8-K.

              Form 8-K filed March 24, 1997, to report a 2-for-1 stock split to be effected as a 100% stock dividend on the company's outstanding common stock. The dividend shares were paid on April 25, 1997, to shareholders of record as of April 11, 1997.

              Form 8-K filed January 8, 1997, reported the completion of a 5% repurchase of 52,528 shares of the company's outstanding common stock and the company's intention to repurchase an additional 5% or 49,734 shares of common stock. The repurchased shares will be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options.

                       SIGNATURES
                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GFS BANCORP, INC.

Dated: May 12, 1997        /s/ Steven L. Opsal
                           -------------------------------------
                           Steven L. Opsal, President
                              and Chief Executive Officer



Dated: May 12, 1997        /s/ Katherine A. Rose
                           -------------------------------------
                           Katherine A. Rose, Vice President
                              and Chief Financial Officer