Form 10KSB40
period 1997-06-30
GFS BANCORP INC
filed 1997-09-26
CIK 912244

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1997
                           OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _________ to __________

                Commission File Number 0-22742

                      GFS BANCORP, INC.
-----------------------------------------------------------------
          (Name of small business issuer in its charter)

         Delaware                         42-1410536
--------------------------------    -----------------------------
(State or other jurisdiction        (IRS Employer Identification
of incorporation or organization)   No.)

1025 Main Street, Grinnell, Iowa                     50112-0030
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] . NO  [   ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year:
$7.3 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing prices of such stock on the Nasdaq System as of September 22, 1997, was 12.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 3, 1997, there were issued and outstanding
988,242 shares of the Registrant's Common Stock.

      Transitional Small Business disclosure format (check one):
yes [  ] no [x]

             DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

     Part III of Form 10-KSB - Proxy Statement for 1997 Annual
Meeting of Stockholders.

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

     Grinnell Federal is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses the deposits, together with borrowings and other funds, to originate loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Bank also originates loans secured by commercial and multi-family real estate, and construction, consumer and commercial business loans.

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

     The Bank also invests in U.S. Government and agency securities and other investment securities. See "- Investment
Activities."

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

     Grinnell, Iowa is located in Poweshiek County, and is approximately 55 miles east of Des Moines, Iowa. Poweshiek County has a population of approximately 19,000 persons, and Grinnell's population is estimated at 8,900 people. Grinnell has a mixed industrial and agricultural economy consisting of some 200 retail and service enterprises serving the Grinnell area. Major employers include Grinnell College, Grinnell Mutual Reinsurance Company, DeLong Sportswear, GTE, Grinnell Regional Medical Center, Donaldson Company, CertainTeed Company, Wenco of Iowa, Mayflower Homes and
Van Wyk Freight Lines.

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

     The Bank's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Bank also originates and purchases loans secured by commercial and multi-family real estate and a limited number of construction, consumer and commercial business loans. During fiscal 1997, the Bank originated $13.7 million and purchased $35.4 million in loans which contributed to the increase in the Bank's loan portfolio. Of the $35.4 million in loans purchased during the 1997 fiscal year, $26.9 million in participation interests were sold to other financial institutions with the Bank retaining the servicing.
See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). At June 30, 1997, the Bank's net loan portfolio totaled $78.5 million.

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

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1.3 million. At June 30, 1997, the Bank had no loans with aggregate outstanding balances in excess of this amount. Since the Bank's current lending policy generally limits loans secured by real estate to $500,000 and consumer loans to $50,000, the Bank has not been materially restricted by this lending limit.

     At June 30, 1997, the Bank had five (5) lending relationships exceeding $750,000 secured primarily by multi-family and commercial real estate properties. At June 30, 1997, the foregoing loans were performing in accordance with their loan repayment terms.

     LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                        June 30,
                                            --------------------------------
                                                   1997            1996
                                            ---------------  ---------------
                                            Amount      %    Amount      %
                                            ------    -----  ------    -----
                                                 (Dollars in thousands)
Real Estate Loans:
-----------------
 One-to four-family . . . . . . . . . . .  $53,391   66.3   $49,015   65.3
 Multi-family . . . . . . . . . . . . . .   11,346   14.1    11,589   15.4
 Commercial . . . . . . . . . . . . . . .    8,786   10.9     8,184   10.9
 Construction and land. . . . . . . . . .    4,311    5.4     3,721    5.0
                                           -------  -----   -------  -----
     Total real estate loan. . . . . . .    77,834   96.7    72,509   96.6
                                           -------  -----   -------  -----
Other Loans:
-----------
 Consumer Loans:
  Deposit account . . . . . . . . . .           56     .1        42     .1
  Automobile. . . . . . . . . . . . .          752     .9       669     .9
  Home equity line of credit. . . . .          419     .5       274     .3
  Home improvement. . . . . . . . . .           13    ---         7    ---
  Other . . . . . . . . . . . . . . .          260     .3       296     .4
                                           -------  -----   -------  -----
     Total consumer loans . . . . . .        1,500    1.8     1,288    1.7
 Commercial business loans(1) . . . .        1,169    1.5     1,297    1.7
                                           -------  -----   -------  -----
     Total other loans. . . . . . . .        2,669    3.3     2,585    3.4
                                           -------  -----   -------  -----
     Total loans. . . . . . . . . . .       80,503  100.0%   75,094  100.0%
                                                    =====            =====
Less:
 Loans in process . . . . . . . . . .        1,147            2,473
 Deferred fees and discounts. . . . .          235              207
 Allowance for losse. . . . . . . . .          646              641
                                           -------          -------
 Total loans receivable,net . . . . .      $78,475          $71,773
                                           =======          =======

__________
(1)  Includes commercial leases totaling $165,000 as of June 30, 1997.

     The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                       June 30,
                                            --------------------------------
                                                   1997            1996
                                            ---------------  ---------------
                                            Amount      %    Amount      %
                                            ------    -----  ------    -----
                                                 (Dollars in thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family. . . . . . . . . . . $24,114    29.9%  $22,568   30.1%
  Multi-family . . . . . . . . . . . . . .   1,224     1.5     1,236    1.6
  Commercial . . . . . . . . . . . . . . .     938     1.2     1,174    1.6
  Construction and land. . . . . . . . . .   4,256     5.3     3,469    4.7
                                           -------   -----   -------  -----
    Total fixed-rate real
      estate loans. . . . . . . . . . . .   30,532    37.9    28,447   38.0

 Non-real estate:
  Consumer . . . . . . . . . . . . . . .     1,081     1.3     1,014    1.3
  Commercial business(2) . . . . . . . .       376      .5       695     .9
                                           -------   -----   -------  -----
    Total fixed-rate loans . . . . . . .    31,989    39.7    30,156   40.2
                                           -------   -----   -------  -----

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family. . . . . . . . . .    29,277    36.4    26,447   35.2
  Multi-family . . . . . . . . . . . . .    10,122    12.6    10,353   13.8
  Commercial . . . . . . . . . . . . . .     7,848     9.7     7,010    9.3
  Construction and land. . . . . . . . .        55      .1       252     .3
                                           -------   -----   -------  -----
    Total adjustable-rate
     real estate loans . . . . . . . . .    47,302    58.8    44,062   58.6

 Non-real estate:
  Home equity line of credit . . . . . .       419      .5       274     .4
  Commercial business. . . . . . . . . .       793     1.0       602     .8
                                           -------   -----   -------  -----
    Total adjustable-rate loans. . . . .    48,514    60.3    44,938   59.8
                                           -------   -----   -------  -----
    Total loans. . . . . . . . . . . . .    80,503   100.0%   75,094  100.0%
                                                     =====           =====
Less:
----
 Loans in process. . . . . . . . . . . .     1,147             2,473
 Deferred fees and discounts . . . . . .       235               207
 Allowance for loan losses . . . . . . .       646               641
                                           -------           -------
   Total loans receivable, net . . . . .   $78,475           $71,773
                                           =======           =======
____________
(2)  Includes commercial leases totaling $165,000 at June 30, 1997.

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997.
Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                               Real Estate
                              --------------
                   One- to     Multi-family  Construction(1)           Commercial
                 four-family  and Commercial  and Land       Consumer  Business   Total
                 -----------------------------------------------------------------------
                   Amount         Amount        Amount       Amount    Amount    Amount
                 -----------------------------------------------------------------------
                                           (Dollars in Thousands)
Due During Years
Ending June 30,
1998 . . .  . . . . $  492       $   399        $3,115       $237      $ 54     $ 4,297
1999 . . .  . . . .    488            94         1,141        202        56       1,981
2000 and 2001 . . .  1,834           765            46        512       529       3,686
2002 and 2006 . . .  6,001        10,116            --        425       188      16,730
2007 to 2011. . . . 10,197         3,877             9        124        24      14,231
2012 and
  thereafter. . . . 34,379         4,881            --         --       318      39,578

__________
(1)Assumes the term during the construction phase.

     At June 30, 1997 the total amount of loans due after June
30, 1998 which had fixed interest rates was $27.9 million, while the total amount of loans due after such dates which had floating or adjustable interest rates was $48.3 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At June 30, 1997, the Bank's one- to four-family residential mortgage loans totaled $53.4 million, or 66.3%, of the Bank's loan portfolio.

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

     The Bank currently offers one-year, three-year and five-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by the Bank is based upon the one year, three year and five year Treasury Constant Maturity rate. The adjustable-rate loans currently originated by the Bank provide for a 1% to 3% annual cap and floor, and a 5% to 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on increases in interest rates reduce the extent to which these loans can help protect the Bank against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. Approximately 46.0% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 1997 were originated with adjustable-rates of interest. See
"- Originations, Purchases and Sales of Loans and
Mortgage-Backed Securities."

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

     In addition, in order to supplement loan demand in the Bank's primary market area, the Bank has purchased whole loans secured by one- to four-family real estate located in Iowa, Texas, Colorado, Utah, and Wisconsin originated by financial institutions and mortgage companies. With minor exceptions, the loans purchased by the Bank over the last 2 years are being serviced by the Bank. The potential risks associated with out of area lending include the lack of control over loan servicing when loans are serviced by others and the inability to closely monitor and inspect the property. In order to mitigate these risks, the Bank only purchases loans that meet its underwriting standards used in originating loans in its market area.

     During fiscal 1997, the Bank purchased 47 loans secured by one- to four-family real estate totalling $7.3 million; substantially all of which were located in the State of Wisconsin. Of this $7.3 million in purchased one- to four-family loans, $4.4 million were sold to other financial institutions. At June 30, 1997, approximately $16.9 million, or 31.6% of the Bank's one- to four-family residential mortgage loan portfolio was purchased by the Bank. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

     CONSTRUCTION AND LAND LENDING. The Bank also originates and purchases construction loans for the construction of one- to four-family, multi-family and commercial real estate, and loans secured by land. At June 30, 1997, the Bank's construction and land loan portfolio totaled $4.3 million.

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

     In addition, the Bank has originated and purchased construction loans for the construction of multi-family and commercial properties located in its market area and the Madison and Milwaukee, Wisconsin area. Construction loans on commercial real estate projects may be secured by strip shopping centers, apartments, small office building, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match the permanent non-residential real estate loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At
June 30, 1997, the Bank had $2.2 million of outstanding loans for the construction of commercial and multi-family buildings. See "Multi-Family Commercial Real Estate Lending" and "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     No construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the property, whether through the Bank or another financial institution.

     Construction lending involves greater risk than permanent mortgage lending. Because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

     To a very limited extent, the Bank originates or purchases loans secured by raw land in its market area and in the Madison, Wisconsin area. Such loans carry fixed and adjustable rates and terms of one to ten years. At June 30, 1997, there was $469,000 in outstanding loans secured by raw land.

     MULTI-FAMILY/COMMERCIAL REAL ESTATE LENDING. The Bank has purchased whole loans and participation interests in loans originated by other lenders and, to a limited extent, has originated loans secured by multi-family and commercial real estate. At June 30, 1997, the Bank had $20.1 million in multi-family and commercial real estate loans, representing 25% of the bank's loan portfolio.

     In the past, the Bank purchased whole loans and interests in loans secured by multi-family and commercial real estate from financial institutions and mortgage companies located throughout the United States. Approximately 66% of the property securing the Bank's multi-family and commercial real estate loan portfolio is located outside the State of Iowa. Many of the properties securing these purchased loans and participations are located in Wisconsin, Colorado and Utah. Some of these areas have experienced adverse economic conditions, including a general softening in the real estate markets and local economies, which resulted in increased delinquencies and loan losses during prior years. However, many of the Bank's multi-family and commercial real estate loans are now seasoned. During the 1996 and 1997 fiscal years, the Bank has experienced several delinquencies in its Wisconsin multifamily and commercial real estate portfolio. See discussion under "Asset Quality" herein.

     On October 5, 1995, the Bank entered into an exclusive agreement effective November 1, 1995 ("Agreement") with Bache Funding Corp. of Wisconsin ("Bache"), a mortgage banking firm headquartered in Madison, Wisconsin. Under the Agreement, the Bank has a right of first refusal on any real estate loans generated by

Bache, including one-to-four family, multi-family, commercial real estate, and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank normally sells majority participation interests in these loans to financial institutions located in Iowa and contiguous states. Although these purchased loans are subject to the same underwriting guidelines as loans originated, they entail a certain amount of added risk. In addition to the risks associated with the specific type of loan purchased, loans purchased outside the Bank's market carry a greater degree of risk than those loans originated by the Bank since the origination function is performed by third parties and the property is located outside the Bank's normal lending territory. The Company's net investment as of June 30, 1997 in loans generated under this Agreement totaled $13.2 million. Such net investment reflects an outstanding principal balance of $46.4 million in loans purchased and serviced by the Company, less interests sold to other financial institutions of $33.2 million.

     The table below sets forth by type of security property of the Bank's multi-family and commercial real estate loans
(including construction loans) at June 30, 1997.

                                                  Outstanding      Amount
                                       Number of   Principal   Non-Performing
                                         Loans      Balance    or of Concern
                                       ---------  -----------  --------------
                                               (Dollars in Thousands)
Multi-family . . . . . . . . . . . . .    61       $13,392      $  750
Office Building and
   business facilities . . . . . . . .    37         7,472         537
Hotel/Motel. . . . . . . . . . . . . .     2           695         ---
Restaurant . . . . . . . . . . . . . .     4           752         ---
                                         ---       -------      ------
  Total commercial and multi-family
     real estate loans(1). . . . . . .   104       $22,311      $1,287
                                         ===       =======      ======

___________
(1) Includes $2,179,000 of multi-family and commercial real estate construction loans.

     Multi-family and commercial real estate loans originated by the Bank generally have terms ranging from 10 to 30 years and up to 30-year amortization schedules. Rates on such loans generally either (i) adjust (subject, in some cases, to specified interest rate caps) at one, three and five year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under the Bank's current loan policy, multi-family and commercial real estate loans (other than loans to facilitate) are written in amounts of up to 75% of the appraised value of the properties.

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

     CONSUMER LENDING. Consumer loans generally have shorter terms to maturity (thus reducing Grinnell Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At June 30, 1997, the Bank's consumer loan portfolio totaled $1.5 million, or 1.8%, of its loan portfolio. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1997, four consumer loans totaling $36,000 were 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as Grinnell Federal, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     At June 30, 1997, Grinnell Federal had $1.2 million in commercial business loans outstanding, representing 1.5% of the Bank's total loan portfolio, with no additional commercial business loan commitments. Included in the $1.2 million in commercial business loans, were $165,000 in commercial equipment leases. In addition, at June 30, 1997, Grinnell Federal had no letters of credit outstanding.

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

     Historically, the Bank has purchased loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such purchases have enabled Grinnell Federal to offset the relatively low level of loan demand in the Bank's principal market area, to take advantage of favorable lending opportunities in other markets, to diversify its portfolio and to limit origination expenses while generally providing the Bank with a higher yield than was available on mortgage-backed securities. During fiscal 1996, the Bank purchased loans from two Iowa-based financial institutions secured by one- to four-family, multi-family and commercial real estate located in the Des Moines, Iowa metropolitan area and the Madison and Milwaukee, Wisconsin areas, respectively. During fiscal 1996, the Bank purchased $5.8 million of loans pursuant to these agreements. During fiscal 1997 the Bank's purchased loans were from the Bache loan agreement.

     Under the Agreement with Bache, the Bank has sold and plans to continue to sell majority participation interests in loans to financial institutions located in Iowa and contiguous states. During fiscal 1996 and 1997, the Bank purchased $13.3 million one-to-four family, $32.4 million multi-family, $5.4 million commercial, and $1.4 million residential land development loans. Of the $52.5 million in one-to-four family, multi-family, commercial real estate, and land development loans purchased from Bache during this period, $36.2 million in participation interests were sold to other financial institutions with the Bank retaining the servicing. See "Multi-Family/Commercial Real Estate Lending".

     The Bank has underwritten its loan purchases utilizing the same criteria it uses in originating loans. Prior to November 1995, servicing of purchased multi-family and commercial real estate loans was generally done by the seller. At June 30, 1997, approximately $13.6 million of Grinnell Federal's loan portfolio was serviced by others. During the past two years, all one- to four-family purchased real estate loans and all loans purchased directly from Bache are serviced by the Bank.

     In addition, the Bank has purchased mortgage-backed securities in the past to supplement loan demand. During fiscal 1996 and 1997, however, the Bank did not purchase any mortgage-backed securities. The mortgage-backed securities purchased in the past generally had fixed rates and maturities of seven to 30 years. See "Investment Activities."

     The following table shows the loan origination, purchase and sale activities of the Bank for the periods indicated.

                                            Year Ended
                                              June 30,
                                         -----------------
                                          1997      1996
                                         -----     ------
                                           (In thousands)
Originations by type
--------------------
 Adjustable-rate:
  Real estate - one- to four-family. . . .$ 5,238   $ 5,441
              - multi-family . . . . . . .    ---       ---
              - commercial . . . . . . . .    ---       163
  Non-real estate - consumer . . . . . . .    ---       ---
                  - commercial business. .    135       202
                                          -------   -------
         Total adjustable-rate. . . . . .   5,373     5,806
                                          -------   -------
 Fixed-rate:
  Real estate - one- to four-family. . . .  6,157     6,336
              - multi-family . . . . . . .    ---       ---
              - commercial . . . . . . . .    ---       548
  Non-real estate - consumer . . . . . . .  1,937     1,422
                  - commercial business. .    280       518
                                          -------   -------
         Total fixed-rate . . . . . . . .   8,374     8,824
                                          -------   -------
         Total loans originated . . . . .  13,747    14,630
                                          -------   -------
Purchases
---------
  Real Estate - one- to four-family(1). .   7,335     8,472
              - multi-family(2) . . . . .  24,332    10,829
              - commercial and land(3). .   3,767     3,589
                                          -------   -------
         Total loans purchased. . . . . .  35,434    22,890
  Mortgage-backed securities. . . . . . .     ---       ---
                                          -------   -------
         Total loans and mortgage-backed
            securities purchased. . . . .  35,434    22,890
                                          -------   -------
Sales
-----
  Real Estate - one- to four-family . . .   4,358     1,211
              - multi-family. . . . . . .  20,619     6,245
              - commercial and land . . .   1,898     1,843
                                          -------   -------
      Total Sales . . . . . . . . . . . .  26,875     9,299

___________
(1) Includes $1.7 million of loans for the construction of one- to four-family residences.
(2) Includes $2.0 million of loans for the construction of multi-family real estate.
(3) Includes $133,000 of loans for the construction of commercial buildings.

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

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. All loans for which payments have been due and uncollected for a period in excess of 90 days are placed on non-accrual status. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans and reflect the lower of cost or fair value less selling expense.

                                            Year Ended
                                              June 30,
                                         -----------------
                                          1997      1996
                                         -----     ------
                                           (In thousands)
Non-accruing loans:
  One- to four-family. . . . . . . . . . $136      $298
  Multi-family . . . . . . . . . . . . .  750       ---
  Non-mortgage commercial loans. . . . .  ---       437
  Consumer . . . . . . . . . . . . . . .   36         ---

Foreclosed assets:
  Commercial real estate . . . . . . . .  ---       227
                                         ----      ----
Total non-performing assets. . . . . . . $922      $962
                                         ====      ====
Total as a percentage of total assets. . 1.00%     1.15%
                                         ====      ====

       Total non-performing assets (defined as non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) decreased $40,000 to $922,000, or 1.00% of total assets at June 30, 1997, from $962,000, or 1.15% of total assets at June 30, 1996. This $922,000 consisted primarily of seven loans totaling $136,000 secured by single-family homes, three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, and four consumer loans totaling $36,000.

   The decrease in non-performing assets primarily reflects the net effect of the addition of the three loans totaling $750,000 secured by multi-family real estate located in Madison, Wisconsin, the redemption of a $227,000 parcel of real estate in judgment, which had been non-performing at June 30, 1996, the settlement of a claim against a bankruptcy trustee concerning a $437,000 package of equipment leases and the return of a $286,000 single family home loan in Houston, Texas to performing status.

     In connection with the settlement of the referenced bankruptcy claim involving equipment leases, management entered into an agreement on February 5, 1997, whereby the Company is receiving a pre-determined percentage of all amounts collected up to 80% of the then outstanding balance. The balance of the equipment packages at June 30, 1997 was $165,000, reflecting payments of $157,000 and a $115,000 charge-off against the allowance for loan losses. (See Allowance for Loan Losses Below).

     For the fiscal year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $40,600. Interest income of `$33,600 was recognized for cash payments received on such loans for the fiscal year ended
June 30, 1997.

     OTHER ASSETS OF CONCERN. In addition, at June 30, 1997, other assets of concern totaled $1.1 million and included nine loans totaling $240,000 secured by single-family residences in the Bank's local lending area, one $275,000 loan secured by a single family residence located in Houston, Texas, one $537,000 loan secured by commercial real estate located in Grinnell, Iowa, and one $56,000 commercial business loan. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. The Bank's Classified assets and assets designated special mention at June 30, 1997, all of which are included in the table of non-performing assets above or are described under the caption "- Other Loans of Concern" above, were as follows:

                                             June 30,
                                         -----------------
                                          1997      1996
                                         -----     ------
                                           (In thousands)
Special mention. . . . . . . . . . . . . $  544     $  714
Substandard. . . . . . . . . . . . . . .  1,478      1,789
Doubtful . . . . . . . . . . . . . . . .    ---        ---
Loss . . . . . . . . . . . . . . . . . .    ---        ---
                                         ------     ------
  Total classified assets and
   assets requiring special
   mention . . . . . . . . . . . . . . .$ 2,022     $2,503
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

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated based upon an evaluation of the risk inherent in its loan portfolio, changes in the nature and volume of its loan activity, and other pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. Future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

     At June 30, 1997, the Bank had an allowance for loan losses of $646,000 or 0.8% of total loans. The June 30, 1996 allowance for loan losses was $641,000, or 0.9% of total loans. This $5,000 increase reflects the addition of $121,000 to the allowance for loan losses, which was largely offset by a $115,000 charge off on equipment leases (see Non-Performing Assets above). The ratio of the allowance for loan losses to non-performing assets increased from 67% of non-performing assets at June 30, 1996 to 70% of non-performing assets at June 30, 1997, due to the combination of a $40,000 decrease in non-performing assets with the $5,000 increase in allowance for loan losses referenced above. Management believes, upon consideration of the pertinent factors described above, that the current allowance for loan losses is adequate.

     The Bank had $121,000 in additions to its allowance for loan losses in fiscal 1997 as compared to a $249,000 addition in fiscal 1996 due to settlement of a bankruptcy claim involving certain equipment leases (See Non-performing Assets above) and to the reduction in the Bank's level of classified assets from $2.5 million at June 30, 1996 to $2.0 million at June 30, 1997 (See Classified Assets above).

       The following table sets forth an analysis of the Bank's allowance for loan losses.

                                            At June 30,
                                         -----------------
                                          1997      1996
                                         -----     ------
                                       (Dollars in thousands)
Balance at beginning of period. . . . . . $641      $400

Total Chargeoffs. . . . . . . . . . . . .  116         8

Recoveries. . . . . . . . . . . . . . . .   --        --
                                          ----      ----
Net charge-offs . . . . . . . . . . . . .  116         8
Additions charged to operations . . . . .  121       249
                                          ----      ----
Balance at end of period. . . . . . . . . $646      $641
                                          ====      ====
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period . . . . . . . . . . .   15%      .01%
                                          ====      ====
Ratio of net charge-offs during the
  period to average non-performing
  assets. . . . . . . . . . . . . . . . . 8.22%     2.81%
                                          ====      ====

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                  June 30,
                                --------------------------------------------
                                        1997                  1996
                                --------------------   ---------------------
                                          Percent                  Percent
                                          of Loans                 of Loans
                                          in Each                  in Each
                                          Category                 Category
                                          to Total                 to Total
                                 Amount    Loans        Amount       Loans
                                 ------   --------      ------     ---------
                                               (Dollars in thousands)
Real Estate:
 One- to four-family. . . . . . .$ 74      66.3%        $ 72        65.3%
 Multi-family and
  commercial. . . . . . . . . . . 247      25.0          241        26.3
 Construction . . . . . . . . . .  34       5.4           31         5.0
 Consumer . . . . . . . . . . . .  17       1.8           18         1.7
 Commercial business. . . . . . .  13       1.5          119         1.7
 Unallocated. . . . . . . . . . . 261       ---          160         ---
                                 ----     -----         ----       -----
     Total. . . . . . . . . . . .$646     100.0%        $641       100.0%
                                 ====     =====         ====       =====

INVESTMENT ACTIVITIES

     GENERAL. Grinnell Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.3%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

     SECURITIES. At June 30, 1997, the Company's interest-bearing deposits with banks totaled $4.3 million, or 4.7% of total assets, and its investment securities totaled $3.4 million, or 3.7% of total assets. As of such date, the Bank also had a $1.2 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the general policy of the Bank to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues, such as municipal bonds, that are rated investment grade. At June 30, 1997, the average term to maturity or repricing of the securities portfolio was 3.9 years.

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

     At June 30, 1997, the Company held no securities for trading purposes, but did have $772,000 in mutual funds and $1.1 million in corporate stock, all of which are held as available for sale and are carried at market value. The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                            June 30,
                               ---------------------------------
                                    1997              1996
                               ---------------------------------
                               Carrying  % of   Carrying   % of
                                 Value   Total    Value    Total
                               ---------------------------------
                                   (Dollars in Thousands)
Investment Securities:
  U.S. Agency Securities. . .  $1,498    32.8   $1,497    33.9
  Certificates of Deposit . .     ---     ---       85     1.9

  Corporate stock(1). . . . .   1,137    24.9      916    20.8
  Mutual Funds(1) . . . . . .     772    16.9      757    17.1
                               ------   -----   ------   -----
     Subtotal . . . . . . . .  $3,407    74.6   $3,255    73.7

  FHLB Stock. . . . . . . . .   1,159    25.4    1,159    26.3
                               ------   -----   ------   -----
Total Investment Securities
  and FHLB Stock. . . . . . .  $4,566   100.0%  $4,414   100.0%
                               ======   =====   ======   =====

Average remaining life or
term to repricing of
securities and other
interest-earning assets,
excluding FHLB stock and
other marketable equity
securities . . . . . . . . .   3.9 yrs           4.6 yrs

Other Interest-Earning Assets:
  Interest-earning deposits
    with banks . . . . . . .   $4,309           $2,049
                               ======           ======

_________________
(1) Classified as securities available for sale. All other securities are classified as held to maturity.

     The composition and maturities of the Company's securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                        June 30, 1997
                          ---------------------------------------
                          Less Than  1 to 5  Over 5 to    Over    Total Investment
                            1 Year    Years   10 Years  10 Years     Securities
                          --------------------------------------------------------
                          Carrying   Carrying Carrying  Carrying  Carrying Market
                            Value      Value    Value     Value     Value   Value
                          --------------------------------------------------------
                                            (Dollars in Thousands)
U.S. agency securities. . .$  ---    $1,498   $  ---    $  ---    $ 1,498  $1,493
                           ------    ------   ------    ------    -------  ------
  Total Securities. . . . .$  ---    $1,498   $  ---    $  ---    $ 1,498  $1,493

Weighted average yield. . .   ---%    6 .53%     ---%      ---%      6.53%   6.53%
                           ======    ======   ======    ======    =======  ======

     At June 30, 1997 the Company's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding securities issued by the United States Government or its agencies.

     The Company's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Company's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits.

      MORTGAGE-BACKED SECURITIES. Grinnell Federal has in the past purchased mortgage-backed securities in order to supplement loan demand in its market area. Although such securities are held for investment, they can serve as collateral for borrowings and deposits, and through repayments, as a source for liquidity. The Bank did not purchase any mortgage-backed securities during fiscal 1997. At June 30, 1997, the Company's mortgage-backed securities totaled $3.1 million.

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1997.

                                                                    June 30, 1997
                              Less than  1 to 5   5 to 10  Over 10     Balance
                               1 Year     Years    Years    Years    Outstanding
                              ---------  -------  -------  -------- -------------
Federal Home Loan Mortgage
   Corporation. . . . . . . . $ ---      $ 633    $  43    $   94    $  770
Government National Mortgage
   Association. . . . . . . .   ---        ---      ---     2,376     2,376
                              -----      -----    -----    ------    ------
     Total. . . . . . . . . . $ ---      $ 633    $  43    $2,470    $3,146
                              =====      =====    =====    ======    ======

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

     Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and to support lending activities. At June 30, 1997, the only borrowings outstanding were FHLB advances totalling $21.0 million. See "- Borrowings" and Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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


                                                  Year Ended June 30,
                                            --------------------------------
                                                   1997            1996
                                            ---------------  ---------------
                                               Percent             Percent
                                       Amount  of Total   Amount   of Total
                                       ------  --------   ------   --------
                                                 (Dollars in thousands)
Transactions and Savings Deposits:
---------------------------------
Savings Accounts (2.50-2.50%). . . . . $ 3,567   5.99    $ 4,192     7.89%
NOW Accounts (2.00-5.03%). . . . . . .   4,924   8.27      3,626     6.83
Money Market Savings (3.25-5.00%). . .   8,051  13.52      5,948    11.20
Non-interest bearing accounts. . . . .   1,349   2.26      1,026     1.93
                                       ------- ------    -------   ------
Total Non-Certificates . . . . . . . .   7,891  30.04     14,792    27.85
                                       ------- ------    -------   ------
Certificates:
------------
 3.00 -  3.99% . . . . . . . . . . . .     148    .25        164      .31
 4.00 -  5.99% . . . . . . . . . . . .  35,312  59.30     27,392    51.56
 6.00 -  7.99% . . . . . . . . . . . .   6,200  10.41     10,774    20.28
 8.00 -  9.99% . . . . . . . . . . . .     ---    ---        ---      ---
10.00 - 11.99% . . . . . . . . . . . .     ---    ---        ---      ---
12.00% and over. . . . . . . . . . . .     ---    ---        ---      ---
                                       ------- ------    -------   ------
Total Certificates . . . . . . . . . .  41,660  69.96     38,330    72.15
                                       ------- ------    -------   ------
Total Deposits . . . . . . . . . . . . $59,551 100.00%   $53,122   100.00%
                                       ======= ======    =======   ======

     The following table sets forth the savings flows at the Bank during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                        Year Ended June 30,
                                      ----------------------
                                        1997          1996
                                      --------      --------
                                      (Dollars in thousands)
Opening balance. . . . . . . . . . . . $  53,122   $  46,082
Deposits . . . . . . . . . . . . . . .   174,583     108,377
Withdrawals. . . . . . . . . . . . . .  (170,464)   (103,249)
Interest credited. . . . . . . . . . .     2,310       1,912
                                       ---------   ---------
Ending balance . . . . . . . . . . . . $  59,551   $  53,122
                                       =========   =========
Net increase . . . . . . . . . . . . . $   6,429   $   7,040
                                       =========   =========
Percent increase . . . . . . . . . . .      12.1%       15.3%
                                       =========   =========

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                Maturity
                                   --------------------------------------
                                              Over     Over
                                   3 Months  3 to 6   6 to 12     Over
                                   or Less   Months   Months   12 months   Total
                                   --------  ------   -------  ---------   -----
                                              (In thousands)
Certificates of deposit less
  than $100,000. . . . . . . . . .  $10,240  $ 6,119  $ 6,852   $11,948   $35,159
Certificates of deposit of
  $100,000 or more . . . . . . . .      100    2,527    1,319     1,753     5,699
Public funds(1). . . . . . . . . .      401      201      ---       200       802
                                    -------  -------  -------   -------   -------
Total certificates of deposit . . . $10,741  $ 8,847  $ 8,171   $13,901   $41,660
                                    =======  =======  =======   =======   =======

___________________
(1)  Deposits from governmental and other public entities.

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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                        Year Ended June 30,
                                      ----------------------
                                        1997          1996
                                      --------      --------
                                         (In thousands)
Maximum Balance:
---------------
  FHLB advances. . . . . . . . . . . .$20,961      $22,749

Average Balance:
---------------
  FHLB advances. . . . . . . . . . . .$19,236      $18,711

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                             June 30,
                                      ----------------------
                                        1997          1996
                                      --------      --------
                                      (Dollars in thousands)
FHLB advances. . . . . . . . . . . .  $20,961      $19,318

Weighted average interest
 rate of FHLB advances . . . . . . .     6.12%        5.98%

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

     FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Grinnell Federal were as of May 1996 and May 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was $27,079.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
At June 30, 1997, the Bank's lending limit under this restriction was $1.3 million. At June 30, 1997, the Bank had no loans in excess of this limit. The Bank is in compliance with the loans-to-one-borrower limitation.

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

          The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .06% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank did not have any intangible assets.

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

     At June 30, 1997, the Bank had tangible capital of $8.9 million, or 9.8% of adjusted total assets, which is approximately $7.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

At June 30, 1997, the Bank had no intangibles which were subject to these tests.

     At June 30, 1997, the Bank had core capital equal to $8.9 million, or 9.8% of adjusted total assets, which is $6.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital but had $646,000 of allowance for loan and lease losses, which was not in excess of the 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no exclusions from capital and assets at June 30, 1997.

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

     On June 30, 1997, the Bank had total capital of $9.5 million (including $8.9 million in core capital and $646,000 in qualifying supplementary capital) and risk-weighted assets of $52.0 million (the Bank had no converted off-balance sheet assets), or total capital of 18.3% of risk-weighted assets. This amount was $5.4 million above the 8% requirement in effect on that date.

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.3% and a short-term liquid assets ratio of 6.5%.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP.
Under the policy statement, management must support its classification of and accounting for loans and securities
(i.e.,whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.
At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1996 and received a rating of satisfactory.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled $81,000, which constitutes a $5,000 increase over the amount of dividends received in the fiscal year ended June 30, 1996.

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

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Company's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Company's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Company's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

     Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) has elected to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Company's taxable year beginning July 1, 1996. In addition, the Company will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Company's taxable year beginning July 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of June 30, 1996 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of June 30, 1998 or (b) an amount that would have been the balance of such reserves as of June 30, 1996 had the Company always computed the additions to its reserves using the Experience Method. Under the Small Business Act such recapture requirements could have been suspended for each of the two successive taxable years beginning July 1, 1996 in which the Company originated a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Company during its six taxable years preceding July 1, 1996. The Company elected not to defer the recapture causing approximately $15,000 of income recapture for the year ended June 30, 1997. A deferred tax liability has been previously recorded by the bank for this item.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

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

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. For years prior to June 30, 1997, savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group were required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

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

EMPLOYEES

     At June 30, 1997, the Bank had a total of 16 full-time and four part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     The Bank owns its main office located at 1025 Main Street, Grinnell, Iowa 50112. The total net book value of the Bank's premises and equipment at June 30, 1997, was $223,000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company and Grinnell Federal are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and Grinnell Federal in the proceed-

ings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         -------------------------------------------------

     Page 45 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
         -------------------------------------------------

     Pages 4 through 17 of the attached 1997 Annual Report to
Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.
                                                    PAGES IN
ANNUAL REPORT SECTION                             ANNUAL REPORT
---------------------                             -------------
Independent Auditors' Report. . . . . . . . . . . . .  18

Consolidated Balance Sheets as of June 30,
1997 and 1996 . . . . . . . . . . . . . . . . . . . .  19

Consolidated Statements of Income for the
Years Ended June 30, 1997, 1996 and 1995. . . . . . .  20

Consolidated Statements of Changes in
Stockholders' Equity for Years Ended
June 30, 1997, 1996 and 1995. . . . . . . . . . . . .  21

Consolidated Statements of Cash Flows for
Years Ended June 30, 1997, 1996 and 1995. . . . . . . 22-23

Notes to Consolidated Financial Statements. . . . . .24-44

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended
June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

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

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT
         ------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal years ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Director Compensation," and "-- Employment Agreements and Salary Continuation Plan" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits
       The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

Regulation S-B
Exhibit Number                   Document
--------------                   --------

    3             *(a) Articles of Incorporation, including
                       amendments thereto

                  *(b) By-Laws

    10            Material Contracts

                  *(a)  Employment Contracts between the Bank
                        and Messrs. Meredith, Opsal, Nassif and
                        Ms. Rose

                  *(b)  1993 Stock Option and Incentive Plan

                  *(c)  Recognition and Retention Plan

                  *(d)  Salary Continuation Plan

                 **(e)  1997 Stock Option Plan

    13            Annual Report to Security Holders

    21            Subsidiaries of Registrant

    23            (a) Consent of McGladrey & Pullen, LLP

                  (b) Consent of Vroman, McGowen, Hurst, Clark
                      and Smith, P.C.

    27            Financial Data Schedule


*Incorporated by reference to the Company's Form 10KSB for the fiscal year ended June 30, 1996.
**Incorporated by reference to the Company's Form S-8 filed on March 28, 1997.

(b)  Reports on Form 8-K
     -------------------

     On June 24, 1997, the Company filed a Current Report on Form 8-K reporting the increase in its quarterly cash dividend from $.05 per share to $.065 per share. No other reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                        SIGNATURES
                        ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFS BANCORP, INC.



Date:   September 25, 1997       /s/ Steven L. Opsal
                                 ---------------------------
                                 Steven L. Opsal (Duly
                                 Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Opsal               /s/ LeRoy E. Meredith
-------------------------------   ----------------------------
Steven L. Opsal, President,       LeRoy E. Meredith, Chairman
Chief Executive Officer and         of the Board and Director
Director (Principal Executive
Officer)

Date:  September 25, 1997         Date:   September 25, 1997

/s/ Theodore Mokricky             /s/ David Clay
-------------------------------   ----------------------------
Theodore Mokricky, Vice           David Clay, Director
Chairman of the Board

Date:  September 25, 1997         Date:   September 25, 1997

/s/ Thomas M. Groth               /s/ Scott A. Jensen
-------------------------------   ----------------------------
Thomas M. Groth, Director         Scott A. Jensen, Director

Date:  September 25, 1997         Date:   September 25, 1997

/s/ Albert C. Eisenman            /s/ Donald H. Howig
-------------------------------   ----------------------------
Albert C. Eisenman, Director      Donald H. Howig, Director

Date:  September 25, 1997         Date:   September 25, 1997

/s/ Katherine A. Rose
------------------------------
Katherine A. Rose, Senior Vice
President and Chief Financial Officer
and Director (Principal Financial and
Accounting Officer)

Date:  September 25, 1997