Form 10QSB
period 1997-09-30
GFS BANCORP INC
filed 1997-11-13
CIK 912244

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

              Commission File Number: No. 0-22742

                     GFS BANCORP, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)


    Delaware                                  42-1410536
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

     As of September 30, 1997, there were 988,242 shares of the Registrant's common stock issued and outstanding, including 8,538 shares of restricted stock.

                      GFS BANCORP, INC.

                          INDEX

PART I.  FINANCIAL INFORMATION (unaudited)               PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, September 30, 1997
         and June 30, 1997 (Unaudited)................................. 1

         Consolidated Statement of Income for the Three
         Months Ended September 30, 1997 and 1996
         (Unaudited)................................................... 2

         Consolidated Statement of Shareholders' Equity,
         for the Three Months Ended September 30, 1997
         (Unaudited)................................................... 3

         Consolidated Statement of Cash Flows, for the Three
         Months Ended September 30, 1997 and 1996
         (Unaudited)................................................... 4

         Notes to Consolidated Financial Statements
         (Unaudited)................................................... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 8

PART II. OTHER INFORMATION

         Signature Page............................................... 17

                        GFS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                                                       Sept 30         June 30,
                                                         1997            1997
                                                     ------------    ------------
ASSETS
Cash and amounts due from depository institutions:
   Noninterest bearing                               $    295,807    $    334,287
   Interest bearing                                     5,112,463       4,308,632
Securities available for sale                           1,765,332       1,909,490
Securities held to maturity                             1,497,927       1,497,785
Mortgage-backed securities held to maturity             3,108,816       3,145,696
Stock in Federal Home Loan Bank, at cost
   (approximate fair value)                             1,159,000       1,159,000
Loans receivable, net                                  80,054,011      78,474,914
Real estate acquired in settlement of loans, net          211,828               0
Premises and equipment, net                               237,549         223,236
Accrued interest receivable                               548,421         520,661
Other assets                                              504,540         489,552
                                                      -----------     -----------
                     Total Assets                    $ 94,495,694    $ 92,063,253
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand                                           $  6,733,642    $  6,273,344
    Savings and money market                           11,992,657      11,617,756
    Certificates of deposit                            43,019,245      41,659,676
                                                      -----------     -----------
                     Total Deposits                    61,745,544      59,550,776
Advances from Federal Home Loan Bank                   20,446,711      20,961,466
Advances from borrowers for taxes and insurance           905,117         713,593
Accrued dividends payable                                  64,235          64,235
Other accrued expenses and liabilities                    454,611         236,005
                                                      -----------     -----------
                     Total Liabilities               $ 83,616,218    $ 81,526,075
                                                      -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $.01 par value,
  authorized 500,000 shares, issued none             $         --    $         --
Common stock, $.01 par value,
  authorized 2,000,000 shares; issued
  1,100,720 shares;                                        11,007          11,007
Additional paid-in capital                              5,230,429       5,202,310
Retained earnings -substantially restricted             6,759,727       6,523,527
Less:
   Unearned employee stock ownership plan                (182,546)       (197,631)
   Unearned retention and recognition plan                 (4,150)         (7,225)
   Treasury stock at cost 112,478 shares               (1,055,302)     (1,055,302)
   Unrealized gain on securities
     available for sale, net                              120,311          60,492
                                                      -----------     -----------
                     Total Stockholders' Equity      $ 10,879,476    $ 10,537,178
                                                      -----------     -----------

     Total Liabilities and Stockholders' Equity      $ 94,495,694    $ 92,063,253
                                                      ===========     ===========

                     GFS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                                                   Three months ended
                                                      September 30,
                                                ------------------------
                                                   1997           1996
                                                ----------     ---------
Interest income:
  Loans receivable                              $1,743,965     $1,606,836
  Mortgage-backed securities                        57,884         62,487
  Other securities and interest-bearing
    cash accounts                                  102,241         89,947
                                                ----------     ----------
                                                 1,904,090      1,759,270

Interest expense:
  Deposits                                         765,192        709,690
  Advances from Federal Home Loan Bank             325,260        295,251
                                                ----------     ----------
                                                 1,090,452      1,004,941
      Net interest income                          813,638        754,329
                                                ----------     ----------
Provision for loan losses                           24,000         49,000

      Net interest income after provision
        for loan losses                            789,638        705,329

Noninterest income:
   Loss on sale of securities available for sale    (3,003)        (1,576)
   Other                                            48,679         34,531
                                                ----------     ----------
                                                    45,676         32,955
                                                ----------     ----------
Noninterest expense:
  Salaries and employee benefits                   239,782        213,723
  Occupancy expenses                                21,450         19,491
  Federal deposit insurance premiums                 9,228         29,091
  FDIC-SAIF Special Assessment                           0        287,568
  Data processing services                          18,838         17,134
  Other                                            100,048         79,489
                                                ----------     ----------
                                                   389,346        646,496
                                                ----------     ----------
      Income before provision for income taxes     445,968         91,788

Provision for income taxes                         148,000         56,082
                                                ----------     ----------
      Net income                                $  297,968     $   35,706
                                                ==========     ==========

Earnings per common share                             0.29           0.04
                                                ==========     ==========

                     GFS BANCORP, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                      (UNAUDITED)


                                               Additional              ESOP
                                   Common       Paid-in    Retained    Stock
                                   Stock        Capital    Earnings    Awards
                                   ------      ----------  --------    ------
Balance, June 30, 1997             $11,007    $5,202,310  $6,523,527  $(197,631)
   Net income                                                297,968
   Dividends                                                 (61,768)
   ESOP common stock released
     for allocation                               28,119                 15,085
   Amortization of RRP
     contributions
   Net change in unrealized
     loss on securities
     available for sale
                                   -------    ----------  ----------  ---------
Balance, September 30, 1997        $11,007    $5,230,429  $6,759,727  $(182,546)
                                   =======    ==========  ==========  =========

                                                         Net Unrealized
                                                           Loss on
                                   RRP                    Available      Total
                                   Stock       Treasury   for Sale    Stockholders'
                                   Awards        Stock    Securities     Equity
                                   ------      --------   ----------  ------------
Balance, June 30, 1997             $(7,225)  $(1,055,302) $ 60,492    $10,537,178
   Net income                                                             297,968
   Dividends                                                              (61,768)
   ESOP common stock released
     for allocation                                                        43,204
   Amortization of RRP
     contributions                   3,075                                  3,075
   Net change in unrealized
     loss on securities
     available for sale                                     59,819         59,819
                                   -------   -----------  --------    -----------
Balance, September 30, 1997        $(4,150)  $(1,055,302) $120,311    $10,879,476
                                   ========  ===========  ========    ===========

                        GFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                                              Three months ended
                                                                 September 30,
                                                           -------------------------
                                                              1997           1996
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   297,968    $    35,706
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                 (263)         8,193
    Loss on sale of available for sale investments              3,003          1,576
    ESOP and RRP expense                                       46,279         41,686
    Deferred loan fees, net                                    (8,741)       (16,513)
    Provisions for loan losses                                 24,000         49,000
    Change in:
      Accrued interest receivable                             (27,760)       (31,658)
      Other assets                                            (14,988)         8,797
      Other liabilities                                       183,331        146,846
                                                           ----------     ----------
        Net cash provided by operating activities             502,829        243,633
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities held to maturity                             0         85,000
Maturity of securities available for sale                           0              0
Proceeds from sales of securities available for sale          236,107         99,925
Purchase of securities held to maturity                             0              0
Purchase of securities available for sale                           0              0
Principal payments received on mortgage-backed
   securities                                                  36,880        156,698
Purchase of loans to be held in portfolio                  (3,169,706)    (3,638,297)
Net change in loans outstanding                             1,363,522        781,244
Proceeds from sale of real estate                                   0        226,616
Purchase of premises and equipment                            (14,050)        (6,682)
                                                           ----------     ----------
        Net cash (used) by investing activities            (1,547,247)    (2,295,496)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    2,194,768      1,767,402
Advances from Federal Home Loan Bank                        1,000,000              0
Repayment of advances from the Federal Home Loan Bank      (1,514,755)       (13,768)
Net increase in advances from borrowers for taxes
   and insurance                                              191,524         91,451
Purchase of treasury stock                                          0       (143,375)
Dividends paid                                                (61,768)       (48,917)
                                                           ----------     ----------
        Net cash provided by financing activities           1,809,769      1,652,793
                                                           ----------     ----------

Net(increase) in cash and cash equivalents                    765,351       (399,070)

Cash and cash equivalents, beginning of period              4,642,919      2,271,132
                                                           ----------     ----------
Cash and cash equivalents, end of period                   $5,408,270     $1,872,062
                                                           ==========     ==========

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

     In the opinion of management, the Consolidated
Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of September 30, 1997 and June 30, 1997, the results of its operations for the three months ended
September 30, 1997 and 1996, changes in stockholders' equity for the three months ended September 30, 1997 and for the statement of cash flows for the three months ended September 30, 1997 and 1996.

     Operating results for the three months ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending
June 30, 1998.

(2)  Earnings Per Share of Common Stock
    -----------------------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of common and common stock equivalents for the period ended
September 30, 1997 was 1,036,350 shares. The amount set forth above includes 8,538 shares of restricted stock issued in accordance with the recognition and retention plan established by the Company. These restricted stock awards are reflected in the income per share computations in the accompanying financial statements.
In addition, 84,640 shares of common stock were issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards
Division statement of position  on

93-6 "Employers Accounting for Employee Stock Ownership Plans,"
ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding.
At September 30, 1997, 46,016 ESOP shares were committed to be released and were considered in the earnings per share computations.

(3)  Regulatory Capital Requirements
     -------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under applicable regulations and its actual capital ratios. As of September 30, 1997, the Bank substantially exceeded all current regulatory capital standards.

                              Regulatory        Actual
                                Capital         Capital
                              Requirement     (Bank Only)   Excess  Capital
                            --------------- --------------- ---------------
                            Amount  Percent Amount  Percent Amount  Percent
                            ------  ------- ------  ------- ------  -------
                                         (Dollars in Thousands)
Risk-Based . . . . . . . .  $4,260   8.00%  $9,855  18.51% $5,595  10.51%
Core Capital . . . . . . .   2,791   3.00    9,225   9.92   6,434   6.92
Tangible  Capital. . . . .   1,396   1.50    9,225   9.92   7,829   8.42

(4)  Pending Accounting Pronouncements
     ---------------------------------

     The Financial Accounting Standards Board (FASB) has approved, effective for years beginning after December 15, 1997, Statement No. 128, "Earning Per Share", Statement No. 129, "Disclosure of Information About Capital Structure", Statement No. 130, "Reporting Comprehensive Income and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". FASB Statements No. 128, 129, 130 and 131 are not expected to have a material effect on the Company's financial statements when adopted.

(5)  Pending Acquisition by First Federal Savings Bank of
     Siouxland
     ----------------------------------------------------

     On October 16, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), providing for the acquisition of the Company by First Federal Savings Bank of Siouxland ("First Federal"), a mutual holding company headquartered in Sioux City, Iowa. The Agreement provides for the conversion of each issued and outstanding share of the Company's common stock into the right to receive $17.65 per share in cash from First Federal. The acquisition is subject to receipt of regulatory approvals, approvals by the Company's shareholders and other conditions.

                         PART I - ITEM 2

     MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Business
--------

     GFS Bancorp, Inc. (the "Company") was formed to be the holding company for Grinnell Federal Savings Bank ("Grinnell Federal" or the "Bank") in connection with the Bank's conversion to stock form. The Company completed its initial public offering on January 5, 1994. The primary activity of the Company is to act as a holding company for the Bank. As a result, unless otherwise noted, the following discussion relates primarily to the Bank. The primary business of savings banks, including Grinnell Federal, has historically consisted of attracting deposits from the general public and providing financing for the purchase of residential properties. The operations of the Bank are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

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

Recent Event -- Pending Acquisition by First Federal Savings
Bank of Siouxland
------------------------------------------------------------

    On October 16, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), providing for the acquisition of the Company by First Federal Savings Bank of Siouxland ("First Federal"), a mutual holding company headquartered in Sioux City, Iowa. The Agreement provides for the conversion of each issued and outstanding share of the Company's common stock into the right to receive $17.65 per share in cash from First Federal. The acquisition is subject to receipt of regulatory approvals, approvals by the Company's shareholders and other conditions.

Financial Condition
-------------------

     The Company's total assets increased $2.4 million, or 2.6%, from $92.1 million at June 30, 1997 to $94.5 million at September 30, 1997. This increase was due primarily to an increase of $1.6 million in net loans receivable, $765,000 in cash and $212,000 in real estate acquired in settlement of loans. The increases were partially offset by a $144,000 decrease in investment securities and a $37,000 decrease in mortgage-backed securities. The increases in loans were funded primarily by a $2.2 million increase in savings deposits.

     Total investment securities decreased by $144,000, or 4.2%, from $3.40 million at June 30, 1997 to $3.26 million at September 30, 1997 due to the sale of an investment in common stock. At September 30, 1997 the investment portfolio consisted primarily of $1.5 million in U.S. agency obligations, $780,000 in mutual funds, and $980,000 in equity securities consisting of common stocks of two bank holding companies and preferred stocks of one bank holding company, two utility companies and an automobile manufacturer.

     Total mortgage-backed securities decreased $37,000, or 1.2%, from $3.15 million at June 30, 1997 to $3.11 million at September 30, 1997. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $1.6 million, or 2.0%, from $78.5 million at June 30, 1997 to $80.1 million at September 30, 1997. Mortgage loans originated during the three months ended September 30, 1997, totaled $3.6 million secured primarily by single family dwellings in the Bank's market area. During this period, the Bank also purchased $900,000 of loans secured by one-to-four family dwellings, $9.7 million of multi-family and $720,000 of commercial real estate loans primarily located in the Madison, Wisconsin area. Of the $11.3 million in one-to-four family, multi-family, and commercial real estate purchased during the period, $8.1 million were sold to other financial institutions with the Bank retaining the servicing.

    Total deposits increased by $2.2 million, or 3.7%, from $59.5 million at June 30, 1997 to $61.7 million at September 30, 1997. This increase was primarily due to an increase of $1.4 million in certificate of deposit accounts and $835,000 in demand, savings and money market accounts. Management believes that this increase was primarily attributable to successful marketing initiatives and competitive pricing.

     Total borrowed funds consisted of advances from the Federal
Home Loan Bank ("FHLB") of Des Moines. FHLB advances decreased by $515,000, or 2.5%, from $20.96 million at June 30, 1997 to
$20.45 million at September 30,1997.

     Total stockholders' equity increased $342,000 from $10.54 million at June 30, 1997 to $10.88 million at September 30, 1997. This increase was primarily due to net income of $298,000, amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on decline in value of investments available for sale. The increase in stockholders' equity was partially offset by the declaration of a $0.065 dividend per share during the September 30, 1997 quarter. (See Consolidated Statement of Shareholders' Equity.)

Results of Operations - Comparison of Quarters Ended September
30, 1997 and 1996
--------------------------------------------------------------

     General. The Company's net income increased $262,000, or 727.8%, from $36,000 for the quarter ended September 30, 1996 to $298,000 for the quarter ended September 30, 1997. This increase resulted primarily from a one time after-tax special assessment in September 1996 of $181,000 ($287,568 before the effect of federal and state income taxes) levied by the Federal Deposit Insurance Corporation (the "FDIC") in order to capitalize the Savings Association Insurance Fund. Results for September 1997 were also favorably impacted by an $84,000 increase in net interest income after provision for loan losses, which, excluding the deposit insurance assessment, was partially offset by a $30,000 increase in non-interest expense.

     Net Interest Income. Net interest income, before provision for loan losses, increased $60,000, or 8.0%, from $754,000 at September 30, 1996 to $814,000 at September 30, 1997 due to increases in average balances of interest-earning assets. The Company's average spread increased from 2.65% for the three months ended September 30, 1996 to 2.77% for the three months ended September 30, 1997 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income. Interest income increased by $145,000, or 8.2%, from $1,759,000 at September 30, 1996 to $1,904,000 at
September 30, 1997. This increase was primarily due to an increase of 0.08% in the average rate earned on interest-earning assets and an increase of $8.0 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

     Interest Expense. Interest expense increased by $85,000, or 8.46%, from $1,005,000 for the quarter ended September 30, 1996 to $1,090,000 for the quarter ended September 30, 1997. This increase was primarily due to an $6.9 million increase in the average balance of total deposits and borrowed funds, which was partially offset by a 0.04% decrease in the average rate paid on interest-bearing liabilities.

     Provision for Loan Losses. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with general accepted accounting principles. A $24,000 provision for loan losses was established for the quarter ended September 30, 1997, as compared to a $49,000 provision for the quarter ended September 30, 1996. The higher level of loan loss provision in the year earlier period reflects management's assessment based on loan portfolio increases and the level of non-performing assets at that time. Future additions to the allowance for loan losses are dependent upon the performance and composition of the loan portfolio, the economy, changes in real estate values and interest rates, the view the regulatory authorities toward adequate reserve levels and inflation. There can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income increased from $33,000 at September 30, 1996 to $46,000 at September 30, 1997.


     Non-Interest Expense.   Non-interest expense decreased by
$257,000 from $646,000 in the quarter ended September 30, 1996 to $389,000 in the quarter ended September 30, 1997. This decrease was primarily due to a $287,568 special one time FDIC-SAIF insurance assessment in September 1996 (See Results of Operations - General above) and a $20,000 decrease in the quarterly FDIC-SAIF premiums. Partially offsetting the decrease was a $26,000 increase in compensation and benefits due to fiscal year-end salary increases and a $21,000 increase in other non-interest expenses.

     Provision for Income Taxes.    Income tax expense was
$56,000 for the quarter ended September 30, 1996 compared to $148,000 for the quarter ended September 30, 1997. The $92,000 increase was due to a increase in income subject to taxes.

     Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1997 was $630,000, or 0.8% of the total loans. The June 30, 1997 allowance for loan losses was $646,000, or 0.8% of total loans. This $16,000 decrease reflects a $40,000 charge off on multi-family real estate located in Madison, Wisconsin (see Non-Performing Assets below) and the addition of $24,000 to the allowance for loan losses. The ratio of the allowance for loan losses to non-performing assets decreased from 70% of non-performing assets at June 30, 1997 to 68% of non-performing assets at September 30, 1997, due to the combination of a $7,000 increase in non-performing assets with the $16,000 decline in allowance for loan losses referenced above. Management believes that the current allowance for loan losses is adequate to protect against the risk inherent in Grinnell Federal's loan portfolio based on all current available information.

     Non-Performing Assets. Total non-performing assets (defined as non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $7,000 from $922,000, or 1.00% of total assets at June 30, 1997, to $929,000, or 0.98% of total assets at September 30, 1997. This $929,000 consisted primarily of nine loans totaling $188,000 secured by single-family homes, two loans totaling $498,000 secured by multi-family real estate located in Madison, Wisconsin, four consumer loan totaling $31,000 and $212,000 in real estate acquired in settlement of loans located in Madison, Wisconsin.

     The Madison, Wisconsin real estate acquired in settlement of loans consists of a 104 unit apartment property. The Bank owns a 9% interest in this property based on its participation interest in the original underlying loan. As discussed above, this asset was written down to its approximate fair value on September 30, 1997 through a $40,000 charge-off to its Allowance for Loan Losses.

     In addition, at September 30, 1997, other assets of concern totaled $1,028,000 and included seven loans totaling $165,000 secured by single-family residences and a $272,000 single-family home in Houston, Texas, one $537,000 loan secured by commercial real estate located in Grinnell, Iowa, one $54,000 commercial business loan and one $3,000 consumer loan. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

     Assets classified pursuant to the Office of Thrift Supervision ("OTS") regulations and assets designated special mention totaled $1.7 million at September 30,1997 as compared to $2.0 million at June 30, 1997. At September 30, 1997, all classified assets were included in non-performing assets or other assets of concern.

     For all periods presented the Company had no significant troubled debt restructuring. The following table sets forth the amount of non-performing assets at the periods indicated.

                                     September 30,    June 30,
                                         1997          1997
                                     ------------     -------
                                         (Dollars in Thousands)
Non-Accruing Loans ................... $ 717         $ 922
Foreclosed Assets ....................   212           ---
                                       -----         -----
Total Non-Performing Assets .......... $ 929         $ 922
Total Non-Performing Assets as a
    Percentage of Total Assets........  0.98%         1.00%

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. At September 30, 1997 the Bank's liquidity ratio was 8.0% which exceeded the minimum regulatory requirements.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1997, the Company has commitments to purchase or originate loans totaling $309,000 and $536,000 in commitments for unused lines of credit. The Company considers it liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

     At September 30, 1997, the Bank's tangible capital was $9.2 million, or 9.9%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.8 million. In addition, at September 30, 1997, the Bank had core capital of $9.2 million , or 9.9%, of adjusted total assets, which exceeds the 3% requirement by $6.4 million. The Bank had risk-based capital of $9.9 million at September 30, 1997 or 18.5% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $5.6 million.

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

Regulatory Developments
-----------------------

     Legislation currently under consideration by Congress would repeal the federal thrift charter and require federal associations like the Bank to convert to national banks two years after the enactment of the bill. The bill, in its current form, would permit federal thrifts that converted to national banks to exercise any authority which they were legally entitled to exercise immediately prior to such conversion and would not be required to divest any branches. Further, these institutions could continue to branch in any state in which they were located to the same extent as national banks. Unitary savings and loan holding companies, like the Company, could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Powers of those unitary savings and loan holding companies that were grandfathered, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. There can be no assurance that this legislation will be passed in its current form. At this time, the Company is unable to predict whether such legislation would significantly impact its operation.

                   PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings
            -----------------

            None.

Item 2.     Changes in Securities
            ---------------------

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            --------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                 No. 27 Financial Data Schedule.

            (b)  Reports on Form 8-K

                 None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GFS BANCORP, INC.

Dated: November 12, 1997   /s/ Steven L. Opsal
                           -------------------------------------
                           Steven L. Opsal, President
                              and Chief Executive Officer



Dated: November 12, 1997   /s/ Katherine A. Rose
                           -------------------------------------
                           Katherine A. Rose, Vice President
                              and Chief Financial Officer