Form 10QSB
period 1997-12-31
GFS BANCORP INC
filed 1998-02-13
CIK 912244

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

              Commission File Number: No. 0-22742


                     GFS BANCORP, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)


           Delaware                           42-1410536
--------------------------------          ------------------
(State of other jurisdiction of            (I.R.S. Employer
of incorporation or organization          Identification No.)


           1025 Main Street, Grinnell, Iowa 50112-0030
           -------------------------------------------
            (Address of principal executive offices)


                         (515) 236-3121
                    -------------------------
                   (Issuer's telephone number)


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

                                     [ ]  Yes    [X]  No

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of December 31, 1997, there were 966,242 shares of the Registrant's common stock issued and outstanding, including
8,252 shares of restricted stock.

                      GFS BANCORP, INC.

                           INDEX

PART I.  FINANCIAL INFORMATION (unaudited)              PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets, December 31, 1997
         and June 30, 1997 (Unaudited)....................... 1

         Consolidated Statement of Income for the Three
         Months and Six Months Ended December 31, 1997
         and 1996 (Unaudited)................................ 2

         Consolidated Statement of Shareholders' Equity,
         for the Six Months Ended December 31, 1997
         (Unaudited)......................................... 3

         Consolidated Statement of Cash Flows, for the Six
         Months Ended December 31, 1997 and 1996
         (Unaudited)......................................... 4

         Notes to Consolidated Financial Statements
         (Unaudited)......................................... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................. 9

PART II. OTHER INFORMATION

         Signature Page..................................... 21

                        GFS BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                                                     December 31       June 30,
                                                         1997            1997
                                                     ------------    ------------
ASSETS
Cash and amounts due from depository institutions:
   Noninterest bearing                               $    293,696    $    334,287
   Interest bearing                                     6,612,159       4,308,632
Securities available for sale                             805,735       1,909,490
Securities held to maturity                             1,498,069       1,497,785
Mortgage-backed securities held to maturity             2,991,984       3,145,696
Stock in Federal Home Loan Bank, at cost
   (approximate fair value)                             1,159,000       1,159,000
Loans receivable, net                                  79,703,968      78,474,914
Real estate acquired in settlement of loans, net          211,828               0
Premises and equipment, net                               229,068         223,236
Accrued interest receivable                               546,382         520,661
Other assets                                              494,362         489,552
                                                     ------------    ------------
                     Total Assets                    $ 94,546,251    $ 92,063,253
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand                                           $  7,743,644    $  6,273,344
    Savings and money market                           12,104,362      11,617,756
    Certificates of deposit                            42,035,023      41,659,676
                                                     ------------    ------------
                     Total Deposits                    61,883,029      59,550,776
Advances from Federal Home Loan Bank                   20,431,697      20,961,466
Advances from borrowers for taxes and insurance           682,174         713,593
Accrued dividends payable                                  64,756          64,235
Other accrued expenses and liabilities                    299,378         236,005
                                                     ------------    ------------
                     Total Liabilities               $ 83,361,034    $ 81,526,075
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $.01 par value,
  authorized 500,000 shares, issued none             $         --    $         --
Common stock, $.01 par value,
  authorized 2,000,000 shares; issued
  December 1,108,720 shares;
  June 1,100,720 shares                                    11,087          11,007
Additional paid-in capital                              5,332,530       5,202,310
Retained earnings -substantially restricted             6,981,093       6,523,527
Less:
   Unearned employee stock ownership plan                (167,651)       (197,631)
   Unearned retention and recognition plan                 (1,075)         (7,225)
   Treasury stock at cost 112,478 shares               (1,055,302)     (1,055,302)
   Unrealized gain on securities
     available for sale, net                               84,535          60,492
                                                     ------------    ------------
                     Total Stockholders' Equity      $ 11,185,217    $ 10,537,178
                                                     ------------    ------------

     Total Liabilities and Stockholders' Equity      $ 94,546,251    $ 92,063,253
                                                     ============    ============

                     GFS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                                                        Three months ended               Six Months Ended
                                                           December 31,                    December 31,
                                                     -------------------------       ------------------------
                                                        1997           1996             1997          1996
                                                     ----------     ----------       ----------    ----------
Interest income:
  Loans receivable                                   $1,721,402     $1,605,928       $3,465,367    $3,212,764
  Mortgage-backed securities                             56,584         60,385          114,468       122,872
  Other securities and interest-bearing
    cash accounts                                       135,192        101,452          237,433       191,399
                                                     ----------     ----------       ----------    ----------
                                                      1,913,178      1,767,765        3,817,268     3,527,035
                                                     ----------     ----------       ----------    ----------
Interest expense:
  Deposits                                              779,379        744,059        1,544,571     1,453,749
  Advances from Federal Home Loan Bank                  318,748        285,419          644,008       580,670
                                                     ----------     ----------       ----------    ----------
                                                      1,098,127      1,029,478        2,188,579     2,034,419
                                                     ----------     ----------       ----------    ----------

      Net interest income                               815,051        738,287        1,628,689     1,492,616

Provision for loan losses                                24,000         24,000           48,000        73,000
                                                     ----------     ----------       ----------    ----------
      Net interest income after provision
        for loan losses                                 791,051        714,287        1,580,689     1,419,616

Noninterest income:
   Gain (loss) on sale of securities
     available for sale                                  91,562              0           88,559        (1,576)
   Other                                                 48,743         29,005           97,422        63,536
                                                     ----------     ----------       ----------    ----------
                                                        140,305         29,005          185,981        61,960
                                                     ----------     ----------       ----------    ----------
Noninterest expense:
  Salaries and employee benefits                        263,265        237,923          503,047       451,646
  Occupancy expenses                                     26,250         22,264           47,700        41,755
  Federal deposit insurance premiums                      9,424         30,647           18,652        59,738
  FDIC-SAIF Special Assessment                                0              0                0       287,568
  Data processing services                               18,827         16,755           37,665        33,889
  Other                                                 174,418        106,885          274,466       186,374
                                                     ----------     ----------       ----------    ----------
                                                        492,184        414,474          881,530     1,060,970
                                                     ----------     ----------       ----------    ----------
      Income before provision for income taxes          439,172        328,818          885,140       420,606

Provision for income taxes                              153,050         81,500          301,050       137,582
                                                     ----------     ----------       ----------    ----------
      Net income                                     $  286,122     $  247,318       $  584,090    $  283,024
                                                     ==========     ==========       ==========    ==========

Basic earnings per common share                      $     0.30     $     0.26       $     0.62    $     0.30
Diluted earnings per common share                    $     0.27     $     0.25       $     0.56    $     0.28
                                                     ==========     ==========       ==========    ==========

                     GFS BANCORP, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                        (UNAUDITED)


                                              Additional                  ESOP
                                   Common       Paid-in     Retained      Stock
                                    Stock       Capital     Earnings      Awards
                                   --------   ----------   ----------   ----------
Balance, June 30, 1997             $ 11,007   $5,202,310   $6,523,527   $ (197,631)
   Net income                                                 584,090
   Dividends                                                 (126,524)
   ESOP common stock released
     for allocation                               63,540                    29,980
   Amortization of RRP
     contributions
   Common stock issued to fund
     stock options exercised
     (8,000 shares)                      80       66,680
   Net change in unrealized
     loss on securities
     available for sale
                                   --------   ----------   ----------   ----------
Balance, December 31, 1997         $ 11,087   $5,332,530   $6,981,093   $ (167,651)
                                   --------   ----------   ----------   ----------

                                                         Net Unrealized
                                                             Loss on
                                     RRP                    Available      Total
                                    Stock      Treasury     for Sale   Stockholders'
                                    Awards       Stock     Securities     Equity
                                   --------   -----------  ----------   -----------
Balance, June 30, 1997             $ (7,225)  $(1,055,302) $   60,492   $10,537,178
   Net income                                                               584,090
   Dividends                                                               (126,524)
   ESOP common stock released
     for allocation                                                          93,520
   Amortization of RRP
     contributions                    6,150                                   6,150
   Common stock issued to fund
     stock options exercised
     (8,000 shares)                                                          66,760
   Net change in unrealized
     loss on securities
     available for sale                                        24,043        24,043
                                   --------   -----------  ----------   -----------
Balance, December 31, 1997         $ (1,075)  $(1,055,302) $   84,535   $11,185,217
                                   ========   ===========  ==========   ===========

                        GFS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                               Six months ended
                                                                 December 31,
                                                          --------------------------
                                                             1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   584,090    $  283,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               19,535        17,231
    Gain (loss) on sale of available for sale investments     (88,559)        1,576
    ESOP and RRP expense                                       99,670        82,856
    Deferred loan fees, net                                   (17,214)       (3,538)
    Provisions for loan losses                                 48,000        73,000
    Purchase of loans for resale                           (9,926,180)   (9,613,683)
    Proceeds for the sale of loans                          9,926,180     9,613,683
    Change in:
      Accrued interest receivable                             (25,721)      (30,517)
      Other assets                                             (4,810)       36,017
      Other liabilities                                        48,673      (116,576)
                                                           ----------    ----------
        Net cash provided by operating activities             663,664       343,073
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities held to maturity                             0        85,000
Proceeds from sales of securities available for sale        1,380,773        99,925
Purchase of securities available for sale                    (150,000)            0
Principal payments received on mortgage-backed
   securities                                                 153,712       193,027
Purchase of loans to be held in portfolio                  (4,920,409)   (4,019,583)
Net change in loans outstanding                             3,673,841      (174,892)
Proceeds from sale of real estate                                   0       226,616
Purchase of premises and equipment                            (25,367)      (10,323)
                                                           ----------    ----------
        Net cash (used) by investing activities               112,550    (3,600,230)
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    2,332,253     5,332,814
Advances from Federal Home Loan Bank                        1,000,000       500,000
Repayment of advances from the Federal Home Loan Bank      (1,529,769)   (1,527,776)
Net (decrease) increase in advances from borrowers
   for taxes and insurance                                    (31,419)       27,069
Proceeds from the issuance of common stock for stock
   options exercised                                           66,760             0
Purchase of treasury stock                                          0      (204,875)
Dividends paid                                               (126,003)      (96,661)
                                                           ----------    ----------
        Net cash provided by financing activities           1,711,822     4,030,571
                                                           ----------    ----------

Net(increase) in cash and cash equivalents                  2,262,936       773,414

Cash and cash equivalents, beginning of period              4,642,919     2,271,132
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $6,905,855    $3,044,546
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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of GFS Bancorp, Inc. as of December 31, 1997 and
June 30, 1997, the results of its operations for the three months and six months ended December 31, 1997 and 1996, changes in stockholders' equity for the six months ended December 31, 1997 and for the statement of cash flows for the six months ended December 31, 1997 and 1996.

     Operating results for the three months and six months ended
December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

(2)  Earnings Per Share of Common Stock
     ----------------------------------

     The Company adopted FASB No. 128 "earnings per share" effective January 1, 1998. The previous year computations have been restated to conform to FASB 128.

     The table below sets forth the earnings per share computation for the three and six months periods ending December
31, 1997 and 1996.

                               December 31, 1997
                       Basic EPS                Diluted EPS
                       ---------                -----------
                  3 months    6 months     3 months    6 months
                  --------    --------     --------    --------
Weighted
Avg Shares         996,242     992,242      996,242     992,242

Unallocted
ESOP & RRP
 Shares            (42,370)    (44,012)     (34,182)    (35,794)

Options                 --          --       89,983      85,772
                 ---------   ---------   ----------   ---------

 Total Shares      953,872     948,230    1,052,043   1,042,220

Net Income for
the periods      $ 286,122   $ 584,090     $ 286,122   $ 584,090

Earnings Per
  Share             $0.30       $0.62         $0.27       $0.56


                               December 31, 1996
                       Basic EPS                Diluted EPS
                       ---------                -----------
                  3 months    6 months     3 months    6 months
                  --------    --------     --------    --------
Weighted
Avg Shares       1,004,418   1,006,907    1,004,418   1,006,907

Unallocted
ESOP & RRP
  Shares           (66,022)    (67,739)     (47,718)    (49,738)

Options                 --          --       51,153      51,256
                 ---------   ---------   ----------   ---------

 Total Shares      938,396     939,168    1,007,853   1,008,425

Net Income for
the periods     $  247,318  $  283,024   $  247,318  $  283,024

Earnings Per
  Share             $0.26       $0.30        $0.25       $0.28

(3)  Regulatory Capital Requirements
     -------------------------------

     Pursuant to Office of Thrift Supervision Regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997, the capital requirements for Grinnell Federal Savings Bank (the "Bank") under these regulations. As of December 31, 1997 the Bank Substantially exceeded all current regulatory capital standards.

                              Regulatory           Actual
                                Capital            Capital
                              Requirement        (Bank Only)       Excess Capital
                            ---------------    ---------------     --------------
                            Amount  Percent    Amount  Percent     Amount Percent
                                            (Dollars in Thousands)
Risk-Based . . . . . . .    $4,178    8.0%    $10,118   19.37%     $5,940  11.37%
Core Capital . . . . . .     2,801    3.0       9,526   10.20       6,725   7.20
Tangible Capital . . . .     1,401    1.5       9,526   10.20       8,125   8.70


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

(5)  Pending Acquisition by First Federal Savings Bank of
     Siouxland
     ----------------------------------------------------

     On October 16, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), providing for the acquisition of the Company by First Federal Savings Bank of Siouxland ("First Federal"), a mutual holding company headquartered in Sioux City, Iowa. The Agreement provides for the conversion of each issued and outstanding share of the Company's common stock into the right to receive $17.65 per share in cash from First Federal. The acquisition is subject to receipt of regulatory approvals, approval by the Company's shareholders (at a meeting scheduled for March 12, 1998) and other conditions. Management currently expects the acquisition to be completed in late March or April 1998.

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

Financial Condition
-------------------

     The Company's total assets increased $2.4 million, or 2.6%, from $92.1 million at June 30, 1997 to $94.5 million at December 31, 1997. This increase was due primarily to an increase of $2.3 million in cash, $1.2 million in net loans receivable and $212,000 in real estate acquired in settlement of loans. The increases were partially offset by a $1.1 million decrease in investment securities and a $154,000 decrease in mortgage-backed securities. The increase in loans was funded by a $2.4 million increase in savings deposits.

     Total investment securities decreased by $1.1 million, or 32.4%, from $3.4 million at June 30, 1997 to $2.3 million at December 31, 1997 due to the sale of investment in common stocks and mutual funds. At December 31, 1997 the investment portfolio consisted primarily of $1.5 million in U.S. agency obligations, $800,000 in equity securities consisting of common stock of one bank holding company and preferred stocks of a real estate investment trust, an automobile manufacturer and two utility companies.

     Total mortgage-backed securities decreased $154,000, or 5.0%, from $3.1 million at June 30, 1997 to $3.0 million at December 31, 1997. The decrease in mortgage-backed securities was due to amortization of principal and prepayments.

     Net loans receivable increased $1.2 million, or 1.5%, from $78.5 million at June 30, 1997 to $79.7 million at December 31, 1997. Mortgage loans originated during the six months ended December 31, 1997, totaled $5.5 million and were secured primarily by single family dwellings in the Bank's market area. During this period, the Bank also purchased $2.4 million of loans secured by one-to-four family dwellings, $9.7 million of multi-family and $2.1 million of commercial real estate loans primarily located in the Madison, Wisconsin area. Of the $14.2 million in one-to-four family, multi-family, land development and commercial real estate purchased during the period, $9.9 million were sold to other financial institutions with the Bank retaining the servicing.

     Total deposits increased by $2.4 million, or 4.0%, from $59.5 million at June 30, 1997 to $61.9 million at December 31, 1997. This increase was primarily due to growth of $2.0 million in demand, savings and money market accounts and $400,000 in certificate of deposit accounts. Management believes that this increases was primarily attributable to successful marketing initiatives and competitive pricing.

     Total borrowed funds consisted of advances from the Federal
Home Loan Bank ("FHLB") of Des Moines. FHLB advances decreased by $530,000, or 2.5%, from $20.96 million at June 30, 1997 to
$20.43 million at December 31, 1997.

     Total stockholders' equity increased $648,000 from $10.54 million at June 30, 1997 to $11.19 million at December 31, 1997. The increase was primarily due to $584,000 in net income, amortization of Recognition and Retention Plan ("RRP"), allocations to the Employee Stock Ownership Plan ("ESOP"), and a decrease in unrealized loss on available for sale securities. The increase in stockholders' equity was partially offset by declarations of $.065 dividend per share on common stock during the September and December 1997 quarters. (See Consolidated Statement of Shareholders' Equity.)

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------------------------

     General. The Company's net income increased $39,000, or 15.8%, to $286,000 for the quarter ended December 31, 1997 from $247,000 for the quarter ended December 31, 1996. This increase resulted primarily from an increase in net interest income of $77,000 and a $92,000 increase in gain on sale of securities available for sale. The increase was partially offset by a $78,000 increase in non-interest expense and a $71,000 increase in provisions for income taxes.

     Net Interest Income. Net interest income increased $77,000, or 10.4%, from $738,000 at December 31, 1996 to
$815,000 at December 31, 1997 due to increases in average balances of interest-earning assets. The Company's average spread increased from 2.57% for the three months ended December 31, 1996 to 2.75% for the three months ended December 31, 1997 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income. Interest income increased by $145,000, or 8.2%, from $1,768,000 at December 31, 1996 to $1,913,000 at

December 31, 1997. This increase was primarily due to an increase of 0.03% in the average rate earned on interest-earning assets and an increase of $6.4 million in the average balance of such assets. The average balance of such assets increased due to an increase in the average balance of loans as a result of increased originations and purchases.

     Interest Expense. Interest expense increased by $69,000, or 6.7%, from $1,029,000 for the quarter ended December 31, 1996 to $1,098,000 million for the quarter ended December 31, 1997. This increase was primarily due to a $5.2 million increase in the average balance of total deposits and borrowed funds, which was partially offset by a .15% decrease in the average rate paid on interest-bearing liabilities.

     Provision for Loan Losses. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with generally accepted accounting principles.   A
$24,000 provision for loan losses was established for the quarters ended December 31, 1997 and 1996. Future additions to the allowance for loan losses are dependent upon the performance and composition of the loan portfolio, the economy, changes in real estate values and interest rates, the view of the regulatory authorities towards adequate reserve levels and inflation. There can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income increased from $29,000 at December 31, 1996 to $140,000 at December 31, 1997.
This increase was primarily due to a $92,000 gain on sale of securities available for sale.

     Non-Interest Expense.   Non-interest expense increased by
$78,000 from $414,000 in the quarter ended December 31, 1996 to $492,000 in the quarter ended December 31, 1997. This increase was primarily due to a $25,000 increase in compensation and benefits and to a $68,000 increase in miscellaneous other operating expenses. The increase in miscellaneous other operating expenses resulted primarily from legal and other expenses related to the pending merger with First Federal Savings Bank of Siouxland.

     Provision for Income Taxes. Income tax expense increased from $82,000 for the quarter ended December 31, 1996 to $153,000 for the quarter ended December 31, 1997. The $71,000 increase was due to a increase in the income subject to taxes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND
DECEMBER 31, 1996
--------------------------------------------------------

     General. Net income increased $301,000, or 106.4%, from $283,000 for the six months ended December 31, 1996 to $584,000 for the six months ended December 31, 1997. This increase resulted primarily from a one time after-tax special assessment in September 1996 of $181,000 ($287,568 before the effect of federal and state income taxes) levied by the Federal Deposit Insurance Corporation (the "FDIC") in order to capitalize the Savings Association Insurance Fund. Results for the period ended December 31, 1997, were also favorably impacted by a $161,000 increase in net interest income after provision for loan losses and a $90,000 increase in gain on sale of securities available for sale, which were partially offset by increases of $108,000 in non-interest expense (excluding the deposit insurance assessment) and $163,000 in provision for income taxes.

     Net Interest Income. Net interest income increased $137,000, from $1,493,000 for the six months ended December 31, 1996 to $1,629,000 at December 31, 1997. The Company's average spread increased from 2.63% for the six months ended December 31, 1996 to 2.76% for the six months ended December 31, 1997 due to the fact that yields on interest-earning assets increased more than rates paid on interest-bearing liabilities.

     Interest Income. Interest income increased $290,000, or 8.2%, from $3,527,000 for the six months ended December 31, 1996 to $3,817,000 for the same period in 1997. This increase was primarily due to an increase of .04% in the average rate earned on interest-earning assets and an increase of $7.0 million in the average balance of such assets. Interest income on loans increased $250,000, which was primarily due to an increase in the Bank's loan portfolio. Interest income on mortgage-backed securities decreased by $10,000 due to principal payments and prepayments. Interest income on cash and investment securities decreased by $50,000 primarily due to a increase in average balances.

     Interest Expense.   Interest expense increased by $155,000
or 7.6%, from $2,034,000 for the six months ended December 31, 1996 to $2,189,000 for the six months ended December 31, 1997. This increase was primarily due to a $5.8 million increase in the average balance of interest-bearing liabilities and a .09% decrease in the average rates paid on such liabilities.

     Provision for Loan Losses. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in
accordance with general accepted accounting principles.   A
$48,000 provision for loan losses was established for the six months ended December 31, 1997, as compared to a $73,000 provisions for the six months ended December 31, 1996. The higher level of loan loss provision in the year earlier period reflects management's assessment based on the performance and the composition of the loan portfolio at that time. Future additions to the allowance for loan losses are dependent upon the performance and composition of the loan portfolio, the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate reserve levels and inflation. There can be no assurances that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-Interest Income. Non-interest income increased from $62,000 for the six months ended December 31, 1996 to $186,000 for the six months ended December 31, 1997. The $124,000 increase was primarily due to a $90,000 increase in gains on sale of securities available for sale.

     Non-Interest Expense. Non-interest expense decreased from $1,060,000 in the six months ended December 31, 1996 to $882,000 for the six months ended December 31, 1997. This decrease was primarily due to a $287,568 special one time FDIC-SAIF insurance assessment in September 1996 (See Results of Operations - General above) and a $41,000 decrease in the quarterly FDIC-SAIF premiums.

Partially offsetting the decrease was a $51,000 increase in compensation and benefits due to fiscal year-end salary increases and a $88,000 increase in other noninterest expenses resulting primarily from legal and other expenses related to the pending merger with First Federal Savings Bank of Siouxland.

     Provision for Income Taxes. Income tax expense increased from $138,000 for the six months ended December 31, 1996 to $301,000 for the six months ended December 31, 1997. The $163,000 increase was due to a increase in income subject to taxes.

     Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated fair value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1997 was $652,000, or 0.8% of total loans. The June 30, 1997 allowance for loan losses was $646,000, or 0.8% of total loans. This $6,000 increase reflects the net effect of a $40,000 charge off on multi-family real estate located in Madison, Wisconsin (see Non-Performing Assets below), a $2,000 charge off of a consumer loan and the addition of $48,000 to the allowance for loan losses. The ratio of the allowance for loan losses to non-performing assets decreased from 70% of non-performing assets at June 30, 1997 to 44% of non-performing assets at December 31, 1997, due to the combination of a $549,000 increase in non-performing assets with the $6,000 increase in allowance for loan losses referenced above. Management believes that the current allowance for loan losses is adequate to protect against the risk inherent in Grinnell Federal's loan portfolio based on all current available information.

     Non-Performing Assets. Total non-performing assets (defined as non-accruing loans for which payments have been due and uncollected for a period in excess of 90 days plus foreclosed assets) increased $549,000 from $922,000, or 1.00% of total assets at June 30, 1997, to $1,471,000, or 1.56% of total assets at December 31, 1997. This $1,471,000 consisted primarily of seven loans totaling $205,000 secured by single-family homes, two loans totaling $498,000 secured by multi-family real estate located in Madison, Wisconsin, one loan totaling $537,000 secured by commercial real estate located in Grinnell, Iowa, four consumer loans totaling $19,000 and $212,000 in real estate acquired in settlement of loans located in Madison, Wisconsin.

      The property securing the $537,000 commercial real estate loan located in Grinnell, Iowa, consists of a combination
office and manufacturing facility.   On November 26, 1997, the
borrower filed for Chapter 11 Bankruptcy protection. In January 1998, the borrower announced it would be vacating the facility's premises by March 31, 1998. The property was appraised at $980,000 when originated in 1982. Management inspected the property in November 1997 and January 1998, and noted no evidence of deterioration. The Bank has applied for relief from the automatic stay and will initiate foreclosure
action when the stay is lifted.   While, on the basis of the
most recent appraisal, the inspections and other information available at this time, management does not currently expect this event to have a material adverse effect on the Company's earnings or financial condition, this conclusion may be altered by future developments in this matter. Write-downs of this asset may be necessary, though the size of any such write-downs cannot be predicted with accuracy at this time.

     The two loans totaling $498,000 secured by multi-family real estate located in Madison, Wisconsin consist of two 96 unit apartment complexes. The Bank owns a 10% participation interest in each loan.

     The Madison, Wisconsin real estate acquired in settlement of loans consists of a 104 unit apartment property. The Bank owns a 9% interest in this property based on its participation interest in the original underlying loan. As discussed above, this asset was written down to its approximate fair value on September 30, 1997 through a $40,000 charge-off to its Allowance for Loan Losses.

     In addition, at December 31, 1997, other assets of concern totaled $546,000 and included seven loans totaling $217,000 secured by single-family residences in the Bank's market area, a $270,000 loan secured by a single-family home in Houston, Texas, one $53,000 commercial business loan and two consumer loans totaling $6,000. While these loans raise concerns as to timely collectibility, based upon information currently available, management does not anticipate any material loss on these assets.

     Assets classified pursuant to the Office of Thrift
Supervision ("OTS") regulations and assets designated special mention totaled $2.0 million at December 31, 1997 and June 30,
1997. At December 31, 1997, all classified assets were included in non-performing assets or other assets of concern.

     For all periods presented the Company had no significant troubled debt restructuring. The following table sets forth the amount of non-performing assets at the periods indicated.

                                    December 31,      June 30,
                                        1997            1997
                                    ------------    ------------
                                       (Dollars in Thousands)

Non-Accruing Loans ................   $1,259           $  922
Foreclosed Assets .................      212               --
                                      ------           ------
Total Non-Performing Assets........   $1,471           $  922
Total Non-Performing Assets as a
   Percentage of Total Assets......     1.56%            1.00%


     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB-Des Moines advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. At December 31, 1997 the Bank's average monthly liquidity ratio was 10.48% which exceeded the minimum regulatory requirements.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1997, the Company had commitments to purchase or originate loans totaling $261,000 and $608,000 in commitments for unused lines of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

     At December 31, 1997, the Bank's tangible capital was $9.5 million, or 10.2%, of adjusted total assets, which is in excess of the 1.5% requirement by $8.1 million. In addition, at December 31, 1997, the Bank had core capital of $9.5 million , or 10.2%, of adjusted total assets, which exceeds the 3% requirement by $6.7 million. The Bank had risk-based capital of $10.1 million at December 31, 1997 or 19.4% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $5.9 million.

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

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders (the"Meeting") of GFS Bancorp, Inc. was held on October 23,1997. Shareholders approved the election of LeRoy E. Meredith and Katherine A. Rose as directors of the Company for a three year term and ratification of the appointment of McGladrey & Pullen, LLP as auditors of the Company for the fiscal year ending June 30, 1998.

         The following is a record of the votes cast in the election of directors of the Company:

         LeRoy E. Meredith: For          834,742
                            Withheld      31,638

         Katherine A. Rose: For          832,742
                            Withheld      33,638

         The following is a record of the votes cast in respect of the proposal to ratify the appointment of McGladrey
         & Pullen, LLP as the Company's auditors for the fiscal year ending June 30, 1998.

         For        862,139
         Against      2,641
         Abstain      1,600

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K

         On October 27, 1997, the Registrant filed a Form 8-K reporting that on October 16, 1997, the Registrant had entered into an Agreement and Plan of Reorganization (the "Agreement"), providing for the acquisition of the Registrant by First Federal Savings Bank of Siouxland ("First Federal"). The Agreement provides for the conversion of each issued and outstanding share of the Registrant's common stock into the right to receive $17.65 per share in cash from First Federal.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GFS BANCORP, INC.
                               Registrant


Date: February 12, 1998        /s/ Steven L. Opsal
                               ---------------------------------
                               Steven L. Opsal, President
                               and Chief Executive Officer


Date: February 12, 1998        /s/ Katherine A. Rose
                               ---------------------------------
                               Katherine A. Rose, Vice President
                               and Chief Financial Officer