Form 10QSB/A
period 1997-12-31
GFS BANCORP INC
filed 1998-03-12
CIK 912244

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                AMENDMENT NO. 1 FORM 10-QSB/A

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
                                   ========   ===========  ==========   ===========

                        GFS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                               Six months ended
                                                                 December 31,
                                                          --------------------------
                                                             1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   584,090    $  283,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               19,535        17,231
    Gain (loss) on sale of available for sale investments     (88,559)        1,576
    ESOP and RRP expense                                       99,670        82,856
    Deferred loan fees, net                                   (17,214)       (3,538)
    Provisions for loan losses                                 48,000        73,000
    Purchase of loans for resale                           (9,926,180)   (9,613,683)
    Proceeds for the sale of loans                          9,926,180     9,613,683
    Change in:
      Accrued interest receivable                             (25,721)      (30,517)
      Other assets                                             (4,810)       36,017
      Other liabilities                                        48,673      (116,576)
                                                           ----------    ----------
        Net cash provided by operating activities             663,664       343,073
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities held to maturity                             0        85,000
Proceeds from sales of securities available for sale        1,380,773        99,925
Purchase of securities available for sale                    (150,000)            0
Principal payments received on mortgage-backed
   securities                                                 153,712       193,027
Purchase of loans to be held in portfolio                  (4,920,409)   (4,019,583)
Net change in loans outstanding                             3,448,741      (174,892)
Proceeds from sale of real estate                                   0       226,616
Purchase of premises and equipment                            (25,367)      (10,323)
                                                           ----------    ----------
        Net cash (used) by investing activities              (112,550)   (3,600,230)
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    2,332,253     5,332,814
Advances from Federal Home Loan Bank                        1,000,000       500,000
Repayment of advances from the Federal Home Loan Bank      (1,529,769)   (1,527,776)
Net (decrease) increase in advances from borrowers
   for taxes and insurance                                    (31,419)       27,069
Proceeds from the issuance of common stock for stock
   options exercised                                           66,760             0
Purchase of treasury stock                                          0      (204,875)
Dividends paid                                               (126,003)      (96,661)
                                                           ----------    ----------
        Net cash provided by financing activities           1,711,822     4,030,571
                                                           ----------    ----------

Net(increase) in cash and cash equivalents                  2,262,936       773,414

Cash and cash equivalents, beginning of period              4,642,919     2,271,132
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $6,905,855    $3,044,546
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

                               GFS BANCORP, INC.
                               Registrant


Date: March 13, 1998           /s/ Steven L. Opsal
                               ---------------------------------
                               Steven L. Opsal, President
                               and Chief Executive Officer


Date: March 13, 1998           /s/ Katherine A. Rose
                               ---------------------------------
                               Katherine A. Rose, Vice President
                               and Chief Financial Officer